Form 10QSB
period 2002-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2002-11-13
CIK 1165921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: September 30, 2002

                           Commission File No. 0-49907

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
        (Exact name of small business issuer as specified in its charter)
  -----------------------------------------------------------------------------

        Nevada                                           56-2267438
(State of Incorporation)                      (IRS Employer Identification No.)

                                100 Hunter Place
                        Youngsville, North Carolina 27956
                     (Address of principal executive office)
                                   (Zip code)

                                 (919) 554-4700
                 Issuer's telephone number, including area code
  -----------------------------------------------------------------------------

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes         X             No
                                           ---------                ----------

         As of November 12, 2002, there were issued and outstanding 19,899,436 shares of Common Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                     Yes                       No    X
                                           ---------                ----------

                     LAW ENFORCEMENT ASSOCIATES CORPORATION

                                      INDEX
                                      -----

                                                                                                PAGE
                                                                                               NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of September 30, 2002                                                  F-2

         Statements of operations for the nine months
                  ending September 30                                                            F-3

         Statements of operations for the three months
                  ending September 30                                                            F-4

         Statement of Stockholders' Equity                                                       F-5

         Statements of cash flows                                                                F-6

         Notes to financial statements                                                           F-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7

Item 3.  Controls and Procedures                                                                 7

PART II.  OTHER INFORMATION                                                                      11

SIGNATURES                                                                                       12



                     Law Enforcement Associates Corporation
                       (formerly Academy Resources, Inc.)

                        Consolidated Financial Statements

                               September 30, 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





 Balance Sheets.................................................................................................F-3

 Statements of Operations
         Nine Months Ending September 30........................................................................F-4

         Three Months Ending September 30.......................................................................F-5

 Statements of Stockholders Equity..............................................................................F-6

 Statements of Cash Flows.......................................................................................F-7

Notes to Financial Statements.......................................................................F-8 through F11



                     Law Enforcement Associates Corporation
                       (formerly Academy Resources, Inc.)
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                                                 September 30,         December 31
                                                                                      2002                 2001
                                                      ASSETS                                            (audited)
                                                                                                        (restated)
                                                                               ------------------   ------------------
CURRENT ASSETS
   Cash                                                                        $          961,475   $           85,320
   Accounts receivable (net of allowance  for doubtful accounts of $20,000)               751,535            1,071,921
   Inventory                                                                              330,471              190,863
   Other current assets                                                                     8,140                5,393
                                                                               ------------------   ------------------

     Total current assets                                                               2,051,621            1,353,497
                                                                               ------------------   ------------------


PROPERTY AND EQUIPMENT -Net                                                                77,551               97,770
                                                                               ------------------   ------------------


Total Assets                                                                   $        2,129,172           $1,451,267
                                                                               ==================   ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accruals                                               $          106,133             $287,729
   Capitalized Leases  Payable -Current                                                    16,637               16,637
   Income taxes payable                                                                   436,567              181,000
   Loans payable- related parties                                                               0              195,011
   Prepaid sales deposits                                                                  25,187               57,449
                                                                               ------------------   ------------------

            Total current liabilities                                                     584,524              737,826
                                                                               ------------------   ------------------

LONG TERM LIABILITIES
   Capitalized Leases Payable -net of current                                              12,180               20,751
                                                                               ------------------   ------------------
            Total Long Term Liabilities                                                    12,180               20,751
                                                                               ------------------   ------------------
Total Liabilities                                                                         596,704              758,577
                                                                               ------------------   ------------------

STOCKHOLDERS' EQUITY
 Preferred Stock $.01 par value 1,000,000 authorized, 0 issued                                  0                    0
 Common stock, $0.001 par value, shares authorized 50,000,000;
   19,449,433, and 18,849,433  issued and outstanding March 31  2002 and                   19,449               18,849
          December 31, 2001, respectively.
Additional Paid in Capital                                                                228,732              194,082
Stock Subscription Receivable                                                             (30,000)                   0
 Retained Earnings                                                                      1,314,287              479,759
                                                                               ------------------   ------------------

            Total Stockholders' Equity                                                  1,532,468              692,690
                                                                               ------------------   ------------------

Total Liabilities and Stockholders' Equity                                     $        2,129,172           $1,451,267
                                                                               ==================   ==================

     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates Corporation
                       (formerly Academy Resources, Inc.)
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2002 and 2001


                                                                               September 30,       September 30,
                                                                                   2002                 2001

                                                                           -------------------- -------------------

REVENUES                                                                   $          4,716,995 $         3,101,755

COST OF GOOD SOLD                                                                     1,973,829           1,743,500

                                                                           -------------------- -------------------
           Gross profit                                                               2,743,166           1,358,255


OPERATING EXPENSES                                                                    1,325,712           1,253,445
                                                                           -------------------- -------------------

Net income (loss) before other income (expense) and
provision for income taxes                                                            1,417,454             104,810

OTHER INCOME (EXPENSE)
   Interest (Expense)                                                                    (2,926)             (4,227)
                                                                           -------------------- -------------------
        Total Other Income (Expense)                                                     (2,926)             (4,227)
                                                                           -------------------- -------------------
Net income (loss) before provision for income taxes                                   1,414,528             100,583

Provision  for income taxes                                                             580,000              40,233
                                                                           -------------------- -------------------

Net income (loss)                                                           $           834,528 $            60,350
                                                                           ==================== ===================
     Net income (loss) per weighted average share, basic                    $              .043 $              .007
                                                                           ==================== ===================
     Weighted average number of shares                                               19,449,433           8,849,433
                                                                           ==================== ===================



     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates Corporation
                       (formerly Academy Resources, Inc.)
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2002 and 2001


                                                                               September 30,       September 30,
                                                                                   2002                 2001

                                                                           -------------------- -------------------

REVENUES                                                                   $          1,164,686 $         1,098,812

COST OF GOOD SOLD                                                                       516,537             294,923

                                                                           -------------------- -------------------
           Gross profit                                                                 648,149             803,889


OPERATING EXPENSES                                                                      450,248             468,237
                                                                           -------------------- -------------------

Net income (loss) before other income (expense) and
provision for income taxes                                                              197,901             335,652

OTHER INCOME (EXPENSE)
   Interest (Expense)                                                                      (896)             (2,334)
                                                                           -------------------- -------------------
        Total Other Income (Expense)                                                       (896)             (2,334)
                                                                           -------------------- -------------------
Net income (loss) before provision for income taxes                                     197,005             333,318

Provision  for income taxes                                                              93,000             133,233
                                                                           -------------------- -------------------

Net income (loss)                                                           $           104,005 $           200,085
                                                                           ==================== ===================
     Net income (loss) per weighted average share, basic                    $              .023 $              .005

                                                                           ==================== ===================
     Weighted average number of shares                                               19,307,615           8,849,433
                                                                           ==================== ===================



     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                 Consolidated Statements of Stockholders' Equity



                                                                                                  Stock
                                                                                Additional      Subscrip-    Retained      Total
                                      Number of       Common     Preferred       Paid-in          tion       Earnings  Stockholders'
                                       Shares         Stock        Stock         Capital       Receivable   (restated)    Equity
                                   --------------- ------------ ------------ ---------------- ------------------------- ------------

BALANCE, December  31, 2000              8,849,433 $      8,850 $          0  $        82,748 $           0  $  221,573   $  313,171

October  29, 2001 shares issued          1,666,667        1,666            0           48,334                         0       50,000
for cash

Contributed Capital for Imputed                                                        63,000                         0       63,000
Rent  Expense

December 3, 2001 shares issued to        8,333,333        8,333            0                0             0           0        8,333
purchase shell

December 12, 2001 Reverse 3:1                    0            0            0                0             0           0            0
common  stock split
                                   --------------- ------------ ------------ ---------------- ------------------------- ------------
 Net Income Year Ended                           0            0            0                0             0     258,186      258,186

December 31,2001
                                   --------------- ------------ ------------ ---------------- ------------------------- ------------

 BALANCE, December 31, 2001             18,849,433 $     18,849 $          0 $        194,082 $           0    $479,759  $   692,690
                                   --------------- ------------ ------------ ---------------- ------------------------- ------------

Common stock subscription                  600,000          600            0           29,400       (30,000)          0            0
Contributed Capital for Imputed                                                         5,250                         0        5,250
Rent  Expense

Net Income 9 months  Ended                                                                                      834,528      834,528
  September 30,2002

                                   --------------- ------------ ------------ ---------------- ------------------------- ------------
 BALANCE, September 30, 2002            19,449,433 $     19,449 $          0 $        228,732 $     (30,000) $1,314,287  $ 1,532,468

                                   =============== ============ ============ ================ ========================= ============

     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September June 30, 2002 and
                                      2001.




                                                                              September 30,           September 30,
                                                                                  2002                     2001
                                                                          ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $             834,528                  60350$
Adjustments to reconcile net income (loss) to net cash used for operations:
   Depreciation & Amortization                                                           32,025                  35,598
   Allowance for bad debts                                                                    0
   Contributed capital for imputed rent xxpense                                           5,250                  47,250

Change in operating assets and liabilities:
   (Increase) decrease  in accounts receivable                                          110,446                (118,710)
   (Increase) decrease in inventory                                                    (139,608)                (62,276)
   (Increase) decrease   in other current assets                                          7,314                   1,380
    Increase (decrease) in accounts payable & accruals                                  (38,092)                (90,885)
    Increase (decrease) in income taxes payable                                         255,567                  40,233
     Increase (decrease) in customer sales deposits                                      25,187                 (18,615)
                                                                          ---------------------    --------------------

Net cash used by operating activities                                                 1,092,617                (105,675)
                                                                          ---------------------    --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets via capitalized leases                                   (12,880)                (37,797)
                                                                          ---------------------    --------------------

Net cash used by investing activities                                                   (12,880)                (37,797)
                                                                          ---------------------    --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Increase (decrease) in loans payable -related parties                               (195,011)                 60,000
   Proceeds of common stock                                                                                      25,000
                                                                          ---------------------    --------------------
   Increase (decrease) in capitalized lease payable                                      (8,571)                 (3,541)
                                                                          ---------------------    --------------------

Net cash provided by financing activities                                              (203,582)                 81,459
                                                                          ---------------------    --------------------

Net increase (decrease) in cash                                                         876,155                 (62,013)

CASH, beginning of period                                                                85,320                 104,882
                                                                          ---------------------    --------------------

CASH, end of period                                                       $             961,475                 $42,869
                                                                          =====================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for Interest Expenses                                           $               2,926    $              4,227
Cash paid for Income Taxes                                                $             332,575    $                  0
                                                                          =====================    ====================

     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                               September 30, 2002


(1)          SIGNIFICANT ACCOUNTING POLICIES

             Organization and operations

             Academy Resources Inc. (Company) was incorporated on May 14 , 1998 under the laws of the State of Nevada for the purpose of mining and exploration. Through the period from incorporation to December 3, 2001 the company had no revenue, and had ceased operations. At December 3, 2001, the company obtained all the outstanding common stock of Law Enforcement Associates, Inc. a New Jersey company doing business in North Carolina, that was incorporated in 1972 .Law Enforcement Associates, Inc was 100 % owned by Sirchie Finger Print Laboratories Inc. The name of the parent shell corporation was then changed to Law Enforcement Associates Corporation.

             The operations of the company consist of manufacturing and providing, surveillance and intelligence gathering products and vehicle inspection equipment. Products are used by law enforcement agencies, the military, security and correctional organizations.

             Principles of consolidation

             The consolidated financial statements include the accounts of Law Enforcement Associates Corporation and its wholly-owned subsidiary Law Enforcement Associates, inc. All inter company transactions have been eliminated.

             Acquisitions

             On June 22, 2000 the company issued 7,032,767 shares of common stock for Myofis Internet Inc., a development stage company incorporated in Delaware. No operations had commenced and the investment was written off.

             On December 3, 2001, the Company and Law Enforcement Associates Inc. (a privately-owned New Jersey corporation doing business in North Carolina), and the individual holders of all of the outstanding common stock of Law Enforcement Inc. (Holders) entered into an acquisition transaction pursuant to a certain Share Exchange Agreement (Agreement) of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Law Enforcement Inc. in exchange for 8,333,333 shares of restricted common stock of the Company. At the date of acquisition, a 59 % shareholder of the company (increased to a beneficial ownership of 77% due to the acquisition) was also the beneficial majority stockholder (69 %) of Law Enforcement Associates Inc. The acquisition was accounted for at historical cost in a manner similar to a pooling of interests due to the common control of both companies..

             Revenue Recognition

             The Company's revenue is derived primarily from the sale of its products to its customers upon shipment of product or upon the providing of services. Revenue recognition is upon receipt and acceptance of the product or service by the customer.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                               September 30, 2002

(1)          SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Net income  per share

             Basic earnings per share is computed by dividing the net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There are no common stock equivalents for the company. No preferred stock has been issued

             Income taxes

             Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

             Fair value of financial instruments

             The following methods and assumptions were used to estimate the fair value of each class of financial instruments: Cash, accounts receivable and accounts payable. The carrying amounts approximated fair value because of the demand nature of these instruments.

             Organization and start-up costs

             In accordance with Statement of Position 98-5, the organization and start-up costs have been expensed in the period incurred.

             Use of estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             Inventory

             Inventory is stated at the lower of cost or market.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                               September 30, 2002

(1)          SIGNIFICANT ACCOUNTING POLICIES (Continued)


             Accounts receivable

             Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $20,000 allowance for bad debt balance at September 30, 2002, that had been established, is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

             Interim financial information

             The financial statements for the three and nine months ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three and nine months are not indicative of a full year results.

2)           PROPERTY AND EQUIPMENT

             The cost of property and equipment is depreciated using the accelerated and straight-line methods over the estimated useful lives (5-7 years) of the various assets. Property and equipment as of September 30 2002 and December 31, 2001 consists of the following:

                                                   September  30,        December 31,
                                                       2002                  2001
                                                       ----                  ----

Office furniture and equipment               $        43,408         $      41,442
Vehicles                                              16,274                16,274
Leasehold Improvements                                61,931                61,931
Machinery & Equipment                                220,297               209,383
                                                     -------               -------
     Total property & Equipment                      341,910               329,030
Accumulated Depreciation                            (264,359)             (231,260)
                                             ---------------  --------------------
     Net Property & Equipment                $        77,551  $             97,770
                                             ===============  ====================

             Included in property and equipment at December 31, 2001 are capitalized lease equipment with a value of $ 187,578 and accumulated depreciation of $ 115,870.

(3)          INCOME TAXES

             In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. The principle temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid. The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying co consolidated statement of operations are for the quarter ended:

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                               September 30, 2002


(3)          INCOME TAXES (con't)

                                                                                        September  30
                                                                                        2002     2001
             Statutory federal income tax rate                                            34 %    34 %
             State franchise and income taxes                                                5       5
             Permanent timing differences of expenses                                        1       1
                                                                                             -       -
             Effective tax rate                                                           40 %     40 %

             The prior to the merger, Law Enforcement Associates Inc. filed a consolidated income tax return as a subsidiary of the Sirchie Finger Print Laboratories Inc.

(4)          CAPITAL TRANSACTIONS

             On August 29, 2001, the Company sold 1,666,666 shares of common stock at par for $50,000 to John Carrington, a beneficial principle stockholder.

             On December 3, 2001 the Company issued an aggregate 8,333,333 shares of common stock for the Acquisition of Law Enforcement Associates Inc.

             On December 12, 2001 the company effected a reverse 3:1 split of its common stock. All financial information had been restated for this reverse split.

             In January and February 2002, the company issued 600,000 shares of common stock. at $.05 per shares for a total of $ 30,000. The balance is still owed to the company

(7)           LEASE COMMITMENTS

             A.) FACILITIES

             The Company 's lease for its office facilities expired on January 31 ,2002. It executed a new lease agreement for expanded facilities commencing February 1, 2002 and ending on January 31, 2003 for approximately $ 138,900 This lease is with Sirchie Finger Print Laboratories, Inc, (Sirchie) the majority stockholder of the company. Sirchie did not charge the company rent for 2000 and 2001and January 2002.. Imputed rent charges were charged to the income statement, and since Sirchie is waiving repayment, additional paid in capital was credited.

             B.) EQUIPMENT

             The company has capitalized lease liabilities as of December 31, 2001 of $ 37,388 expiring through April 2004. Required lease payments are $16,637 in 2002, $ 12,505 in 2003 and $ 8,246 in 2004.
             Equipment operating lease commitments are $ 6,120 in 2002 and $ 4 ,080 in 2003.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                    Notes to Consolidated Financial Statement
                               September 30, 2002

(8)           LOANS PAYABLE-RELATED PARTIES

             Prior to the reverse merger, Law Enforcement Associates, Inc. (LEA) was a subsidiary of the Sirchie Finger Print Laboratories, Inc (Sirchie). Non interest working capital loans were made to LEA by Sirchie and its affiliates, and John H. Carrington, a majority stockholder of : the company, of Sirchie, and a director of the company. Payable (receivable) balances were as follows:

                                                                   September 30,           December 31,
                                                                   --------- --            -------- ---

                                                                           2002                   2001
                                                                           ----                   ----

             Sirchie Finger Print Laboratories Inc.                  $     - 0-           $      10,011
             Premier Crown Corporation (affiliate)                         - 0-                  60,000
             John H. Carrington                                        125,000                      - 0-
                                                                      ----------                --------
                           Total                                           - 0 -                195,011
                                                                      ==========                ========

(9)           CONCENTRATION OF RISK

             The company places its cash in high credit quality financial institutions. During 2001 and 2002, the company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

             At December 31, 2001, the company had a receivable from one customer representing 43% of total receivables. At September 30, 2002, receivables from two customers represented 17% and 12% of total receivables.

             For the nine months ended September 30, 2002, sales to one customer represented 13% of total sales and for the nine months ended September 30, 2001, sales to another customer accounted for 12% of total sales.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                    Notes to Consolidated Financial Statement
                               September 30, 2002


(10)          SEGMENT ACTIVITY

             The Company has two distinct product groups surveillance & intelligence gathering and under vehicle inspection systems. Operations by these product groups for the nine months ended September 30, 2002 and 2001 are as follows:

                                                        Nine months ending
                                                 September  30,       September 30,
                                                      2002             2001
                                                      ----             ----

Revenue
Surveillance & Intelligence                       $2,494,339       $     2,731,737
Under Vehicle Inspection                           2,222,656               370,018
                                                   ---------               -------
     Total Revenue                                 4,716,995             3,101,755

Gross Profit
Surveillance & Intelligence                        1,454,025             1,143,645
Under Vehicle Inspection                           1,289,141               214,610
                                                   ---------               -------
     Total Gross Profit                            2,743,166             1,358,255

Assets Employed
Surveillance & Intelligence                          811,442               549,647
Under Vehicle Inspection                             270,564               147,589
Unallocated Assets                                 1,047,166               151,995
                                                   ---------               -------
   Total Assets                                    2,129,172               849,231

(11)          RESTATEMENT OF FINANCIAL STATEMENTS

             The financial statements for the year ended December 31, 2001 have been restated to reflect the writeoff of $120,000 purchased research and development, previously capitalized. The after tax effect on net income is $73,200 or $.008 per share.

(12)          SUBSEQUENT EVENT-2002 STOCK INCENTIVE PLAN

             Effective November 1, 2002, (subject to approval of the stockholders) the Company has established a stock incentive plan, with 1,000,000 initially authorized common shares available for issuance. Eligible participants include key employees, consultants and non-employee Directors of the company. The plan provides for the issuance of: incentive stock options, non-qualified stock options, restricted shares and performance awards to achieve long term corporate objectives.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in the our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

         Academy Resources Inc. ("Academy" or the "Company") was incorporated on May 14, 1998 under the laws of the State of Nevada for the purpose of mining and exploration. Through the period from incorporation to December 3, 2001 the Company had no revenue. The Company entered into a Memorandum of Understanding with Redstar Resources Corp. ("Redstar") on August 25, 1998 pursuant to which the Company obtained an option to acquire an interest in certain mining claims located in British Columbia, Canada. On August 30, 1999 and March 23, 2000, Redstar granted Academy an extension with respect to the time in which the Company was required to make certain payments and expenditures in order to exercise the option. On May 25, 2000, Academy and Redstar agreed to let the Memorandum of Understanding expire without the Company ever having exercised its option or making any payments or expenditures in order to exercise the option. The Company did not have any other operations until it acquired Law Enforcement Associates, Inc. on December 3, 2001.

         On June 22, 2000 the Company issued 7,032,767 shares of common stock for Myofis Internet Inc. ("Myofis"), a development stage company incorporated in Delaware. Myofis was a start-up Internet company that intended on reselling dial up Internet service access. Following the acquisition, the Company determined that obtaining access to the Internet on a wholesale basis proved to be too expensive and the business plan was never implemented. As of December 31, 2000, no operations had commenced and the investment was written off.

         On December 3, 2001, the Company and Law Enforcement Associates Inc. (a privately-owned New Jersey corporation doing business in North Carolina), and Sirchie Finger Print Laboratories, Inc. ("Sirchie") the sole shareholder of Law Enforcement Associates, Inc. entered into a certain Share Exchange Agreement (the "Agreement") pursuant to which the Holders tendered to the Company all issued and outstanding shares of common stock of Law Enforcement Associates Inc. in exchange for 8,333,333 shares of restricted common stock of the Company. As a result of the transaction, Law Enforcement Associates, Inc. became our wholly-owned subsidiary. At the date of the acquisition, Mr. John Carrington, a 59% shareholder of the Company, was also the beneficial majority stockholder of Law Enforcement Associates, Inc. The acquisition was accounted for at historical cost in a manner similar to a pooling of interests due to the common control of both companies. Upon completion of the Share Exchange, Academy changed its name to Law Enforcement Associates Corporation.

         We manufacture and distribute undercover surveillance products including a complete line of radio frequency transmitters, receivers, and repeaters for use in surveillance and intelligence gathering operations by law enforcement agencies. In addition, we have an array of video surveillance products ranging from miniature cameras to video transmission and recording systems. We also offer our Bloodhound Global Positioning Tracking System, which is a global positioning tracking system. The Bloodhound Global Positioning Tracking System has been one of our leading products. Finally, we also sell the under vehicle inspection system, which also is one of our leading products. Our products are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations.

Results of Operations

Results of Operations - Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001.

Revenues

         Revenues generated during the three months ended September 30, 2002, aggregated $1,164,686, as compared to $1,098,812 for the three months ended September 30, 2001. The increase in revenues from the prior year is primarily due to the increased sales of the under vehicle inspection system. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities.

Costs of Goods Sold

         Cost of Goods Sold for the three months ended September 30, 2002, aggregated $516,537, as compared to $294,923 for the three months ended September 30, 2001. The increase for the three months ended September 30, 2002, was primarily due to the increase in the use of raw materials as a result of increased sales. We expect the increase in our cost of goods sold to continue as we continue to sell additional products, which requires the use of additional raw materials.

Operating Expenses

         Operating Expenses incurred for the three months ended September 30, 2002, aggregated $450,248, as compared to $468,237 for the three months ended September 30, 2001. The decrease for the three months ended September 30, 2002, was primarily due to the implementation by management of a plan to reduce various costs.

         We expect the operating expenses to decrease while we continue to attempt to decrease expenses, however these decreases may be offset if the level of sales continue to increase.

Net Income and Earnings Per Share

         The net income and the basic net income per weighted average share was $100,004 and $.005 for the three months ended September 30, 2002, as compared to net income $200,085 and $.023 for the three months ended September 30, 2001. Income from operations decreased from the previous year primarily as a result of an increase in the cost of goods sold.

Results of Operations - Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001.

Revenues

         Revenues generated during the nine months ended September 30, 2002, aggregated $4,716,995, as compared to $3,101,755 for the nine months ended September 30, 2001. The increase in revenues from the prior year is primarily due to the increased sales of the under vehicle inspection system. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities.

         Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems. The revenue attributable to the basic surveillance products for the nine months ended September 30, 2002 was $2,494,339 and for the nine months September 30, 2001 was $2.731,737. The decrease was the result of a decrease in the number of products sold. The revenue attributable for the under vehicle inspection system for the nine months ended September 30, 2002 was $2,222,656 and for the nine months September 30, 2001 was $370,018. The increase was the result of an increase in the number of systems sold.

Costs of Goods Sold

         Cost of Goods Sold for the nine months ended September 30, 2002, aggregated $1,973,829, as compared to $1,743,500 for the nine months ended September 30, 2001. The increase for the nine months ended September 30, 2002, was primarily due to the increase in the use of raw materials as a result of increased sales. We expect the increase in our cost of goods sold to continue as we continue to sell additional products, which requires the use of additional raw materials.

         The amount of the cost of goods sold attributable to the sale of surveillance products was $1,040,314 for the nine months ended September 30, 2002 and $1,588,092 for the nine months ended September 30, 2001. The decrease was the result of the decrease in the number of products sold as well as selling products that were not as expensive during the nine months ended September 30, 2002. The amount of cost of good sold attributable to the under vehicle inspection system was $933,515 for the nine months ended September 30, 2002 and $155,408 for the nine months ended September 30, 2001. The increase was the result of increases in sales of the under vehicle inspection system for the nine months ended September 30, 2002.

Operating Expenses

         Operating Expenses incurred for the nine months ended September 30, 2002, aggregated $1,325,712, as compared to $1,253,445 for the six months ended September 30, 2001. The increase for the nine months ended September 30, 2002, was primarily due to an increase in our sales, which resulted in the increase in general and administrative expenses as commissions increased.

         We expect the operating expenses to decrease while we continue to attempt to decrease expenses, however these decreases may be offset if the level of sales continue to increase.

Net Income and Earnings Per Share

         The net income and the basic net income per weighted average share was $834,528 and $.043 for the nine months ended September 30, 2002, as compared to net income $60,350 and $.007 for the nine months ended September 30, 2001. Income from operations improved from the previous year primarily as a result of the increase in the sale of our more profitable items, including the under vehicle inspection system. Although we cannot provide assurance, we believe our net income and basic net income per weighted average share will continue to increase as the demand for the under vehicle inspection system increases.

Liquidity and Capital Resources

         At September 30, 2002, we had working capital of $1,467,097 as compared with $615,671 at December 31, 2001. The increase in the working capital is primarily the result of the increase in accounts receivables as the result of more sales of our products.

         We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John
H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a director and majority shareholder of our company and Sirchie owns approximately 42.9% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie. During the year ended December 31, 2000, Mr. Carrington provided us with a non-interest capital working loan in the amount of $75,000. In addition, during the year ended December 31, 2001, Mr. Carrington provided us with an additional non-interest capital working loan in the amount of $50,000. On March 26, 2002, we made a payment of $50,000 and on May 6, 2002 we made a payment of $75,000 to Mr. Carrington. The entire outstanding balance of $125,000 owed to Mr. Carrington has been repaid in full.

         During the year ended December 31, 2001, Sirchie provided us with a non-interest working capital loan in the amount of $10,011. This loan was paid in full on August 6, 2002. In addition, during the year ended December 31, 2000, we provided Sirchie with a loan in the amount of $3,149, which was subsequently paid in full. During the year ended December 31, 2001, Premier Crown Corporation, an affiliate of Sirchie, provided us with a non-interest working capital loan in the amount of $60,000. This loan was paid in full on September 23, 2002. Although, we do not believe that we will be entering into any working capital related party loan in the next 12 months, we cannot provide any assurance that we will not enter into a working capital loan with a related party, if the need presents itself.

         As of September 30, 2002, we did not have any financing arrangements in place. We believe that the funds generated from operations will be sufficient to fund our operations for the next 12 months. As of September 30, 2002, we had $961,475 in cash and $751,535 in accounts receivables that could be used in connection with funding our operations. As of September 30, 2002, approximately 43.9% of our capital needs are funded from accounts receivables.

         If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions.

         As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of our under vehicle inspection system. A decrease in sales in the under vehicle inspection system could have a material impact on our revenue and net income and would effect our long and short term liquidity.

         Our material funding requirements include lease payments for our office facilities for the year commencing on January 31, 2002 of approximately $138,900, equipment lease payments of $16,637 in 2002, $12,505 in 2003 and
$8,246 in 2004, equipment operating lease commitments of $6,120 in 2002 and $4,080 in 2003 and non interest bearing loans in the amount of $70,011 which are due as of June 30, 2002.

Research and Development

         During the past two years we have spent approximately $20,000 on research and development for waterproofing the UVIS and $120,000 in connection with the acquisition of the 12.5kz radio design, R&D and development rights. Although the radio design was not capable of commercial production when acquired, we were able to incorporate the radio design for use in our repeaters. Although we do not have any definitive plans to commence research and development activities within the near future and we have not designated any funds for this purpose, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

         We believe that the impact of inflation on our operations since our inception has not been material.

Item 3.  Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities And Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

99.1 Certification by Paul Feldman, Principal Executive Officer and
     Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LAW ENFORCEMENT ASSOCIATES CORPORATION


                                                By: /s/ Paul Feldman
                                                        Paul Feldman, President,
                                                         Treasurer and Secretary


Dated: November 12, 2002

                                  CERTIFICATION

          I, Paul Feldman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Law Enforcement Associates Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

    /s/Paul Feldman
Name:  Paul Feldman
Title: President, Treasurer and Secretary