Form 10QSB/A
period 2002-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2003-01-28
CIK 1165921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                          Amendment No. 1 FORM 10-QSB/A

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
                                                                           ==================== ===================



     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates Corporation
                       (formerly Academy Resources, Inc.)
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2002 and 2001


                                                                               September 30,       September 30,
                                                                                   2002                 2001

                                                                           -------------------- -------------------

REVENUES                                                                   $          1,164,686 $         1,098,812

COST OF GOOD SOLD                                                                       516,537             294,923

                                                                           -------------------- -------------------
           Gross profit                                                                 648,149             803,889


OPERATING EXPENSES                                                                      450,248             468,237
                                                                           -------------------- -------------------

Net income (loss) before other income (expense) and
provision for income taxes                                                              197,901             335,652

OTHER INCOME (EXPENSE)
   Interest (Expense)                                                                      (896)             (2,334)
                                                                           -------------------- -------------------
        Total Other Income (Expense)                                                       (896)             (2,334)
                                                                           -------------------- -------------------
Net income (loss) before provision for income taxes                                     197,005             333,318

Provision  for income taxes                                                              93,000             133,233
                                                                           -------------------- -------------------

Net income (loss)                                                           $           104,005 $           200,085
                                                                           ==================== ===================
     Net income (loss) per weighted average share, basic                    $              .005 $              .023
                                                                           ==================== ===================
     Weighted average number of shares                                               19,307,615           8,849,433
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

                                         LAW ENFORCEMENT ASSOCIATES CORPORATION


                                                By: /s/ Paul Feldman
                                                        Paul Feldman, President,
                                                        Treasurer and Secretary


Dated: January 28, 2003

                                  CERTIFICATION

          I, Paul Feldman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Law Enforcement Associates Corporation;

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

January 28, 2003

    /s/Paul Feldman
Name:  Paul Feldman
Title: President, Treasurer and Secretary