Form 10KSB
period 2002-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2003-03-31
CIK 1165921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002
                          Commission File No. 000-49907

                     Law Enforcement Associates Corporation
                 (Name of Small Business Issuer in Its Charter)




                Nevada                                   56-2267438
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

              100 Hunter Place, Youngsville, North Carolina 27596
               (Address of principal executive offices) (Zip Code)


                                 (919) 554-4700
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act :

                     Common Stock, $.001 Par Value Per Share


Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                  [ ]

Our revenues for our most recent fiscal year were $5,950,680.

The aggregate market value of the voting stock held by non-affiliates of Law Enforcement Associates Corporation was $1,471,506 as of March 26, 2003, based on the average bid and asked price of $.29 per share as of that date.

There were 19,920,436 shares of common stock, $.001 par value, outstanding as of December 31, 2002.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Law Enforcement Associates Corporation (f/k/a Academy Resources Inc.) (hereinafter referred to as the "Company") was incorporated on May 14, 1998 under the laws of the State of Nevada for the purpose of mining and exploration. Through the period from incorporation to December 3, 2001, the Company had no revenue. The Company entered into a Memorandum of Understanding with Redstar Resources Corp. ("Redstar") on August 25, 1998 pursuant to which the Company obtained an option to acquire an interest in certain mining claims located in British Columbia, Canada. On August 30, 1999 and March 23, 2000, Redstar granted Academy an extension with respect to the time in which the Company was required to make certain payments and expenditures in order to exercise the option. On May 25, 2000, the Company and Redstar agreed to let the Memorandum of Understanding expire without the Company ever having exercised its option or making any payments or expenditures in order to exercise the option. The Company did not have any other operations until it acquired Law Enforcement Associates, Inc. ("LEAI") on December 3, 2001.

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

On December 3, 2001, the Company and Law Enforcement Associates Inc. (a privately-owned New Jersey corporation doing business in North Carolina), and Sirchie Finger Print Laboratories, Inc. ("Sirchie") the sole shareholder of Law Enforcement Associates, Inc. entered into a certain Share Exchange Agreement (the "Agreement") pursuant to which Sirchie tendered to the Company all issued and outstanding shares of common stock of Law Enforcement Associates, Inc. in exchange for 8,333,333 shares of restricted common stock of the Company. As a result of the transaction, Law Enforcement Associates, Inc. became our wholly-owned subsidiary. At the date of the acquisition, Mr. John Carrington, a 59% shareholder of the Company, was also the beneficial majority stockholder of Law Enforcement Associates, Inc. The acquisition was accounted for as a pooling of interests due to the common control of both companies. Upon completion of the Share Exchange, Academy changed its name to Law Enforcement Associates Corporation.

Through LEAI, we manufacture and distribute undercover surveillance products including a complete line of audio surveillance equipment that allows law enforcement agencies to monitor conversations. In addition, we have an array of video surveillance products ranging from miniature cameras to video transmission and recording systems. We offer our Bloodhound Global Positioning Tracking System, which is a global positioning tracking system. The Bloodhound Global Positioning Tracking System is a global positioning system receiver combined with a cellular telephone that allows undercover surveillance agents to monitor the movements of a vehicle. The agent will call the Bloodhound Tracking unit through a telephone and will be enabled to track the target vehicle in real time or view the target vehicles movements over a period of time. The unit records longitude and latitude data pointsthat are transcribed via our computer software onto a mapping program for viewing. The Bloodhound Global Positioning Tracking System has been one of our leading products. Finally, we also sell the under vehicle inspection system ("UVIS"), which also is one of our leading products. The UVIS is used to view the underside of vehicles entering and exiting secure areas or facilities for explosive devices and other contraband. UVIS provides a clear, high contrast real-time video inspection of the undercarriage of cars, vans and trucks. Our products are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations.

Our products are marketed under brand names such as the Bloodhound Global Positioning Tracking System and the Under Vehicle Inspection System. We sell our manufactured products primarily to law enforcement agencies through sales representatives located throughout the United States and at our home office in Youngsville, North Carolina as well as through our web site located at www.lea-sales.com.

We believe there are significant opportunities to grow our manufacturing business through the acquisition and development of new product lines, expansion into new territories and further development of sales to specialized law enforcement, government and military agencies. In addition, we believe that consistent demand for our premium products will continue because our products are critical to the safety and effectiveness of our customers.

Industry Overview/Market Opportunity

We participate in the law enforcement and global security products industries through the manufacture of surveillance and intelligence gathering security products marketed to military, law enforcement, security and corrections personnel. The two types of products that we sell can be defined as two separate business segments, which include the surveillance equipment segment and the under vehicle inspection system ("UVIS") segment. The first segment or the surveillance equipment component is primarily marketed to law enforcement agencies for undercover police work. The second segment or the UVIS segment, which can be marketed to a variety of military, law enforcement, security and corrections personnel, is primarily marketed and sold to the U.S. federal government to secure its facilities such as military bases, government complexes and high visibility areas in order to prevent terrorist attacks. Increasingly, law enforcement agencies have recognized the need for our products and services to assist them in surveillance operations in order to protect their communities from the risks associated with terrorism, physical attacks, threats of violence, white-collar crime, fraud and other criminal operations or enterprises.

Growth Strategy

We expect the demand for our surveillance products to continue to grow. We plan to address this growth by offering a comprehensive array of security and surveillance risk management products.

We plan to continue to execute this growth strategy primarily through internal expansion of our existing businesses.

The following elements define our growth strategy:

o Capitalize on Exposure to Law Enforcement Agencies. We believe that our current exposure to our current law enforcement agencies will lead to an increase in sales from these customers.

o Expand Distribution Network and Product Offerings. We will continue to leverage our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new and enhanced products which complement our existing products. We believe that a broader product line will enable us to strengthen our relationship and enhance our brand appeal with law enforcement agencies and other end users. During the past two years we have spent approximately $20,000 on research and development for waterproofing the UVIS and $120,000 in connection with the acquisition of the 12.5kz radio design, R&D and development rights. Although we do not have any definitive plans to commence research and development activities within the near future and we have not designated any funds for this purpose, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Our distribution network presently consists of four employees and five sales representatives that operate as independent contractors. The four employees are responsible for advertising, direct mailing, answering sales calls, providing technical help, attending trade shows and forwarding leads to the five sales representatives. Typically we will enter into agreements with each of our sale representatives, which allows the representative to sell our products in a certain geographical area. The agreements provide that the sales representative will receive a commission within the range of 10% to 25% depending on the product sold.

Products

We manufacture and distribute a complete line of audio surveillance equipment including radio frequency transmitters, receivers, and repeaters for use in surveillance and intelligence gathering operations by law enforcement agencies. In addition, we have an array of video surveillance products ranging from miniature cameras to video transmission and recording systems. We also manufacture and distribute the Bloodhound Global Positioning tracking system and the Under Vehicle Inspection System. Each of our products may be manufactured to each of our clients specifications. The following is a summary of the surveillance products that we manufacture and sell:

         UVIS - UVIS is an under vehicle inspection system, which we manufacture and sell. UVIS is used to view the underside of vehicles entering and exiting secure areas or facilities for explosives and contraband. UVIS provides a clear, high contrast real-time video inspection of the undercarriage of cars, vans and trucks at entry points in half the time of the standard inspection mirror search. In a government field test performed by the U.S. military, the UVIS was compared to standard inspection mirror searches. The results of the government field test indicated that the UVIS, as compared to standard mirror inspection searches, had a higher percentage of target acquisitions, which is the locating and preventing of explosives and other types of contraband from entering a protected facility.

         Our government sales representative has set up an information site at www.uvisystems.com. Our newest version is model 5592 which features waterproof, quick-change camera and lamp modules. We sell fixed and portable versions of the UVIS.

         LEA BLOODHOUND GLOBAL POSITIONING TRACKING SYSTEM(TM) utilizes global positioning system technology in order to provide surveillance operatives the ability to conduct discrete vehicle tracking and monitoring. The global positioning system is integrated with a cellular telephone and records longitude and latitude data points anywhere in the United States. A surveillance operative, after affixing the Bloodhound to a vehicle, can contact the Bloodhound Global Positioning System through any telephone and track its movements in real time or download the data points at predetermined intervals. The Bloodhound Global Positioning readings are saved along with time and date, which can then be superimposed onto mapping software, which may be utilized by a standard computer. The software will provide a "track" of where and when a target vehicle has been. The Bloodhound Global Positioning is limited in that an agent will not be able to track a target vehicle when the vehicle is outside of cell phone coverage. However, all data is saved and can be retrieved once the target vehicle re-enters cell phone coverage. This device can be mounted covertly on a target vehicle, and measures a compact size of 3" x4" x1.5".

         SYNTHESIZED AUDIO INTELLIGENCE SYSTEM is a comprehensive bodywire, which includes microphone, transmitter and receiver that is manufactured to military standards. It allows for the transmitting and receiving of voice data for a distance depending on the watt level. Generally, one watt of transmitting power equates to a range of one mile. This product includes a FM receiver, a rugged under panel design, a LCD battery tester, 9-volt battery tester, audio line output to a VCR and a voice scrambler. The Synthesized Audio Intelligence System allows law enforcement agencies to engage in various types of undercover operations whereby all conversations engaged in by the undercover agent are transmitted and recorded.

         SYNTHESIZED TACTICAL INTELLIGENCE SYSTEM is a combined receiver and transmitter that has a compact design, which enables it to be used for varied surveillance situations. This products allows for the transmitting and receiving of voice data within a one mile range. This product comes with a built in recorder as well as weather and water resistant case.

         GROUND HOG COVERT UNATTENDED VIDEO SURVEILLANCE SYSTEM is specifically designed for unattended covert outdoor surveillance of targets ranging from marijuana fields and drug labs to suspected larceny in a variety of fields. The Ground Hog utilizes a camouflaged pinhole camera in a weatherproof housing to view the targeted area. Images from the camera are recorded on the system's VCR. The monitor station is also camouflaged and housed in a weather resistant steel case. The Ground Hog also utilizes a standby mode whereby its infrared, wireless motion detector automatically switches the Ground Hog from standby to active when someone walks into the target area. The Ground Hog also comes with a wireless option.

         LEA 6300 SERIES - the LEA 6300 Series includes a variety of repeaters. A repeater is designed to work together with each of our transmitters to increase the distance that voice data may be monitored. Our standard transmitter allows for monitoring within a one mile range. However, a transmitter that is combined with a repeater will be able to monitor voice data with a two mile range. Our repeaters come in various designs including the following:

o        Disguised Car Battery Repeater
o        Weatherproof Tactical Repeater
o        Briefcase Repeater
o        Disguised Book Bag Repeater
o        Gym Bag Repeater
o        Disguised AM/FM Radio Repeater
o        Miniature Portable Repeater

         LEA 7000 SERIES - the LEA 7000 series includes a variety of transmitters and accessories. A transmitter is a device that is hidden on an undercover agent, which allows the law enforcement agency to monitor the audio data. Each of these transmitters come with various features including different designs and transmit power levels. The transmitters are available in various disguised formats which enable these items to be used in various law enforcement operations. The designs that the transmitter are available in, include the following:

o        Denim Jacket Transmitter
o        Flat Pack Transmitter
o        Baseball Cap Transmitter
o        Wristwatch Transmitter
o        Garage Door Opener Transmitter
o        Tape Measure Transmitter
o        Radar Detector Transmitter
o        Cigarette Transmitter
o        Strip Outlet Transmitter
o        1-Watt Transmitter
o        Disguised Walkman Transmitter
o        Miniature Transmitter
o        Semi-Functional "Flex" Style Pager Transmitter
o        Functional "Flex" Style Pager Transmitter
o        Bravo Pager Transmitter
o        Nokia or Motorola Cellular Telephone Battery Transmitter
o        Nokia Digital Wireless Battery Transmitter
o        Board Transmitter
o        Nokia Digital Wireless Battery Transmitter

         VIDEO TRANSMISSION SYSTEMS - These transmissions systems provide both audio and video surveillance capabilities. We have a variety of transmitters including a disguised sports cup video transmission system, jean jacket video system, radar detector, video tape box, VCR, smoke detector and clock radio. Each of these items includes a black and white and color camera, a video transmitter, an audio transmitter and a directional antenna. The transmissions systems also come in a transmitter/receiver combo.

         VIDEO SURVEILLANCE SYSTEMS - We offer video surveillance systems, which are concealed in enclosures resembling pole mounted transformer and utility boxes. These items come with a command control unit, which includes a display monitor, video recorder/player and digital proportional "joy stick" pan/tilt/control, which is enclosed in a single portable carrying case.

         DISGUISED ANTENNAS which are compatible with all of our receivers and repeaters. The antennas are sold in various disguises including as a cellular antenna, coat hanger, tissue box and cassette/CD box.

         8MM PINHOLE SURVEILLANCE SYSTEM - includes an 8mm video recorder with pop-up monitor, time/date generator and black and white mount cameras that may be used for surveillance in automobiles and hotel rooms.

         DIGITAL NOISE FILTER - This item can be used to cancel up to 95% of background noise for greater intelligibility of recordings.

         DISGUISED VIDEO/AUDIO RECORDING SYSTEM - incorporates a complete video and audio recording system housed in a common tote/gym bag-style carrying case. Includes an 8mm video cassette recorder, an integrated time/date generator, a miniature camera with a wide angle lens and highly sensitive condenser type microphone. Book Bag Disguised System - this is a complete video and audio recording system housed and disguised in a common book bag. This system incorporates a video cassette recorder, an integrated time and date generator, a miniature black and white camera with wide angle lens and a highly sensitive condenser type microphone.

Customers

The primary end users of our products are federal, state and local law enforcement agencies, local police departments, state corrections facilities, U.S. and allied militaries, highway patrols, sheriffs' departments and select private security personnel. Although we are limited by United States export regulations that restrict us from selling our surveillance products outside of the country, we still may sell to each law enforcement agency within the United States. Furthermore, the UVIS, one of our leading products, may be sold both within the United States and abroad.

We reach these customers through a distribution strategy that utilizes approximately five sales representatives that are independent contractors and a four person in-house sales team, direct mailings, catalogs and trade shows as well as our web site on the Internet located at www.lea-sales.com.

Marketing

We market and distribute our products directly to the military, law enforcement agencies, security and corrections personnel through sales representatives and through our web site located at www.lea-sales.com, direct mailings, catalogs and trade shows. Management believes that direct sales to end users should allow us to more efficiently and effectively meet customer needs by providing products which are tailored for the customer's individual requirements at a more economical price. Typically we will enter into agreements with each of our sale representatives, which allows the representative to sell our products in a certain geographical area. The agreements provide that the sales representative will receive a commission within the range of 10% to 25% depending on the product sold. The standard agreement also provides that the sales representative will not sell or handle products that compete with our products.

Product Manufacturing and Raw Materials

All final assembly of our products is completed at our facility located in Youngsville, North Carolina. The manufacture process is a basic procedure whereby our manufacturing employees assemble each of the products utilizing the raw materials. This process includes a sub assembly procedure for general items and a final assembly for each specific product. We currently employ 12 employees in the manufacturing sector.

The raw materials used in manufacturing our products include various items ranging from screws, adhesive, circuit boards and enclosures, which are available from a multitude of suppliers throughout the United States. We purchase these raw materials directly from the manufacturers. We believe that we enjoy a good relationship with these companies. However, if necessary, we believe that we could readily find replacement manufacturers. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers.

Competition

The market for our surveillance products is highly competitive. The market for surveillance products is basically comprised of three competitors with each having an equal market share. Our two prime competitors are DTC Communications, Inc. and Audio Intelligence Devices, Inc. No company in the surveillance products market is dominant with respect to any one specific area nor does any company have more brand recognition, greater financial resources or any other advantage which may allow them to compete more effectively. We believe we compete by providing superior design, engineering and production expertise in our line of surveillance products. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules. We know of no company that manufactures and sells the Under Vehicle Inspection System. However, we do compete with companies that sell standard inspection search mirrors, which are used in searching the underside of vehicles. Although the mirrors are less costly than the UVIS, we believe that the UVIS is more effective in detecting explosives and other contraband.

Patents and Trademarks

We do not hold any patents relating to any of our products or related technologies. Accordingly, our concept is not proprietary and is subject to duplication and competition from entities with greater resources and strengths than us. We have trademark protection for the name "LEA Bloodhound Global Positioning Tracking System(TM)."


Governmental Regulation

We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. The U.S. Department of Commerce - Bureau of Industry and Security requires that a license be obtained prior to the export or reexport of any device primarily used for the surreptitious interception of wire or oral communications. Because of the limitations imposed by the U.S. Department of Commerce with respect to surreptitious listening devices we are severely restricted in selling our surveillance products outside of the United States. Due to this restriction we do not currently, nor do we have plans in the future to, sell our surveillance products outside of the United States. However, the under vehicle inspection system is not restricted by the U.S. Department of Commerce and may be exported. We have sold the UVIS outside of the United States and intend to continue doing so.

We are also obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and the workplace including regulations relating to workplace safety, fair labor standards, taxes, product safety and discrimination. Additionally, as a government contractor, we are subject to rules, regulation and approvals applicable to government contractors.

We are also regulated by the U.S. Department of Justice under the Omnibus Crime Control and Safe Streets Act of 1968, as amended (the "Omnibus Act"), as a result of our sale of listening and surveillance devices. The Omnibus Act prohibits the manufacture, possession, sale and advertisement of devices that that would be useful for the purpose of the surreptitious interception of wire, oral or electronic communications. However, the Omnibus Act also provides that it is not illegal for a party to manufacture, sell or advertise a surreptitious listening device if that party is under contract to manufacture and sell such device with the United States, a state or a political subdivision thereof which is authorized to use such device

Environmental Matters

We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. We do not expect material capital expenditures for environmental controls in 2002. However, environmental requirements are complex, change frequently, and could become more stringent in the future.

Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

Employees

As of March 25, 2003, we have a total of approximately 16 employees, of which approximately four were employed within the sales and marketing area and approximately 12 were employed in the manufacturing area. None of our employees are represented by a labor union. We believe that our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

On February 1, 2002, we entered into a lease with Sirchie Finger Print Laboratories, Inc. ("Sirchie") for approximately 13,800 square feet of space for our Youngsville, North Carolina, headquarters pursuant to a one-year lease expiring on January 31, 2003, at approximately $11,573.34 per month. The lease is automatically renewable for periods of one-year unless either of the parties provides a written notice of termination no later than 120 days prior to the end of the term or renewal term. If our current lease is terminated or not renewed we believe we will be able to lease similar premises at comparable prices.

Sirchie owns approximately 41.8% of our common stock. Mr. Carrington, our director and majority shareholder, serves as the President, Chief Executive Officer and a director of Sirchie and also owns 69.1% of its outstanding shares of common stock.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON EQUITY

As of February 2003, the Company's common stock is currently traded on the Over-The-Counter Bulletin Board (the "OTCBB"), under the symbol "LENF". Prior to trading on the OTCBB, the Company's common stock traded on the pink sheets.

The following table sets forth the high and low sales prices for the common stock for the fiscal periods indicated as reported by in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.



2001                               High         Low
----                               ----         ----

1st Quarter                        $0.15        $0.009
2nd Quarter                        $0.15        $0.009
3rd Quarter                        $0.90        $0.15
4th Quarter                        $1.05        $ .75

2002                               High         Low
----                               ----         ----

1st Quarter                        $1.50        $0.35
2nd Quarter                        $0.65        $0.15
3rd Quarter                        $0.61        $0.15
4th Quarter                        $0.52        $0.33



The per share closing sales price of the common stock as reported by the OTCBB on March 26, 2003, (the date of the last reported sale) was $0.32. As of March 25, 2003, we had 24 shareholders of record.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2002, we had the following securities authorized for issuance under the equity compensation plans:

                                                                                                                     Number of
                                                                                                              remaining available
                                                      Number of Securities                                   for future issuance
                                                      upon exercise of               Weighted-average           under equity
                                                      outstanding options,        of outstanding options,     compensation plans
                                                       warrants and rights          warrants and rights       (excluding securities
Plan Category                                                                                                reflected in column (a)
Equity compensation plans approved by security
holders                                                      N/A                           N/A                    N/A
Equity compensation plans not approved by security
holders                                                    21,000                          N/A(1)                979,000
Total                                                      21,000                          N/A                   979,000



(1) Pursuant to its 2002 Stock Incentive Plan, the Company issued 21,000 shares of common stock to employees of the Company. These shares are not options, warrants or rights and, therefore, do not have an exercise price.

2002 Stock Incentive Plan

The following is a summary of principal features of the 2002 Employee Stock Option Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2002 Employee Stock Incentive Plan.

GENERAL

The 2002 Employee Stock Incentive Plan was adopted by the Board of Directors on November 7, 2002. The Board of Directors has initially reserved 1,000,000 shares of Common Stock for issuance under the 2002 Employee Stock Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

the 2002 Employee Stock Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2002 Employee Stock Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

PURPOSE

The primary purpose of the 2002 Employee Stock Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees. In the event that the 2002 Employee Stock Incentive Plan is not adopted the Company may have considerable difficulty in attracting and retaining qualified personnel, officers, directors and consultants.

ADMINISTRATION

The 2002 Employee Stock Incentive Plan, when approved, will be administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2002 Employee Stock Incentive Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.


Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

Members of the Board of Directors who are eligible employees are permitted to participate in the 2002 Employee Stock Incentive Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2002 Employee Stock Incentive Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2002 Employee Stock Incentive Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

ELIGIBILITY

Under the 2002 Employee Stock Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2002 Employee Stock Incentive Plan.

TERMS OF OPTIONS

The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

(a) Purchase Price. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2002 Employee Stock Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less than 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO.

(b) Vesting. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

(c) Expiration. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2002 Employee Stock Incentive Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

(d) Transferability. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) Option Adjustments. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

Except as otherwise provided in the 2002 Employee Stock Incentive Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) Termination, Modification and Amendment. The 2002 Employee Stock Incentive Plan (but not Options previously granted under the Plan) shall terminate ten
(10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

FEDERAL INCOME TAX ASPECTS OF THE 2002 EMPLOYEE STOCK INCENTIVE PLAN

THE FOLLOWING IS A BRIEF SUMMARY OF THE EFFECT OF FEDERAL INCOME TAXATION UPON THE PARTICIPANTS AND THE COMPANY WITH RESPECT TO THE PURCHASE OF SHARES UNDER THE 2002 EMPLOYEE STOCK INCENTIVE PLAN. THIS SUMMARY DOES NOT PURPORT TO BE COMPLETE AND DOES NOT ADDRESS THE FEDERAL INCOME TAX CONSEQUENCES TO TAXPAYERS WITH SPECIAL TAX STATUS. IN ADDITION, THIS SUMMARY DOES NOT DISCUSS THE PROVISIONS OF THE INCOME TAX LAWS OF ANY MUNICIPALITY, STATE OR FOREIGN COUNTRY IN WHICH THE PARTICIPANT MAY RESIDE, AND DOES NOT DISCUSS ESTATE, GIFT OR OTHER TAX CONSEQUENCES OTHER THAN INCOME TAX CONSEQUENCES. THE COMPANY ADVISES EACH PARTICIPANT TO CONSULT HIS OR HER OWN TAX ADVISOR REGARDING THE TAX CONSEQUENCES OF PARTICIPATION IN THE 2002 EMPLOYEE INCENTIVE OPTION PLAN AND FOR REFERENCE TO APPLICABLE PROVISIONS OF THE CODE.

The 2002 Employee Stock Incentive Plan and the right of participants to make purchases thereunder are intended to qualify under the provisions of Sections 421, 422 and 423 of the Code. Under these provisions, no income will be recognized by a participant prior to disposition of shares acquired under the 2002 Employee Stock Incentive Plan.

If the shares are sold or otherwise disposed of (including by way of gift) more than two years after the first day of the offering period during which shares were purchased (the "Offering Date"), a participant will recognize as ordinary income at the time of such disposition the lesser of (a) the excess of the fair market value of the shares at the time of such disposition over the purchase price of the shares or (b) 15% of the fair market value of the shares on the first day of the offering period. Any further gain or loss upon such disposition will be treated as long-term capital gain or loss. If the shares are sold for a sale price less than the purchase price, there is no ordinary income and the participant has a capital loss for the difference.

If the shares are sold or otherwise disposed of (including by way of gift) before the expiration of the two-year holding period described above, the excess of the fair market value of the shares on the purchase date over the purchase price will be treated as ordinary income to the participant. This excess will constitute ordinary income in the year of sale or other disposition even if no gain is realized on the sale or a gift of the shares is made. The balance of any gain or loss will be treated as capital gain or loss and will be treated as long-term capital gain or loss if the shares have been held more than one year.

In the case of a participant who is subject to Section 16(b) of the Exchange Act, the purchase date for purposes of calculating such participant's compensation income and beginning of the capital gain holding period may be deferred for up to six months under certain circumstances. Such individuals should consult with their personal tax advisors prior to buying or selling shares under the 2002 Employee Stock Incentive Plan.

The ordinary income reported under the rules described above, added to the actual purchase price of the shares, determines the tax basis of the shares for the purpose of determining capital gain or loss on a sale or exchange of the shares.

The Company is entitled to a deduction for amounts taxed as ordinary income to a participant only to the extent that ordinary income must be reported upon disposition of shares by the participant before the expiration of the two-year holding period described above.

RESTRICTIONS ON RESALE

Certain officers and directors of the Company may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act. The Common Stock acquired under the 2002 Employee Stock Incentive Plan by an affiliate may be reoffered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption from the registration requirements of the Securities Act.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained herein are not purely historical statements, but rather include what we believe are forward-looking statements. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the company believes", "management believes" and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

The Company was incorporated as Academy Resources Inc. on May 14, 1998 under the laws of the State of Nevada for the purpose of mining and exploration. Through the period from incorporation to December 3, 2001 the company had no revenue. The Company entered into a Memorandum of Understanding with Redstar Resources Corp. ("Redstar") on August 25, 1998 pursuant to which the Company obtained an option to acquire an interest in certain mining claims located in British Columbia, Canada. On August 30, 1999 and March 23, 2000, Redstar granted Academy an extension with respect to the time in which the Company was required to make certain payments and expenditures in order to exercise the option. On May 25, 2000, Academy and Redstar agreed to let the Memorandum of Understanding expire without the Company ever having exercised its option or making any payments or expenditures in order to exercise the option. The Company did not have any other operations until it acquired Law Enforcement Associates, Inc. on December 3, 2001.

On June 22, 2000, the Company issued 7,032,767 shares of common stock for Myofis Internet Inc. ("Myofis"), a development stage company incorporated in Delaware. Myofis was a start-up Internet company that intended on reselling dial up Internet service access. Following the acquisition, the Company determined that obtaining access to the Internet on a wholesale basis proved to be too expensive and the business plan was never implemented. As of December 31, 2000, no operations had commenced and the investment was written off.

On December 3, 2001, the Company and Law Enforcement Associates Inc. (a privately-owned New Jersey corporation doing business in North Carolina), and Sirchie Finger Print Laboratories, Inc. ("Sirchie") the sole shareholder of Law Enforcement Associates, Inc. entered into a certain Share Exchange Agreement (the "Agreement") pursuant to which the Holders tendered to the Company all issued and outstanding shares of common stock of Law Enforcement Associates Inc. in exchange for 8,333,333 shares of restricted common stock of the Company. As a result of the transaction, Law Enforcement Associates, Inc. became our wholly-owned subsidiary. At the date of the acquisition, Mr. John Carrington, a 59% shareholder of the Company, was also the beneficial majority stockholder of Law Enforcement Associates, Inc. The acquisition was accounted for as a pooling of interests due to the common control of both companies. Upon completion of the Share Exchange, Academy changed its name to Law Enforcement Associates Corporation.

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

Results of Operations

Results of Operations - Year Ended December 31, 2002 Compared to Year Ended December 30, 2001 (audited)(restated).

Revenues

Revenues generated during the year ended December 31, 2002, aggregated $5,950,680, as compared to $5,096,890 for the year ended December 30, 2001. The increase in revenues from the prior year is primarily due to the increased sales of the under vehicle inspection system. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities.

Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems. The revenue attributable to the basic surveillance products for the year ended December 31, 2002 was $3,402,803 and for the year ended December 31, 2001 was $3,733,912. The decrease was the result of a decrease in the number of products sold. The revenue attributable for the under vehicle inspection system for the year ended December 31, 2002 was $2,547,877 and for the year ended December 31, 2001 was $1,362,978.
The increase was the result of an increase in the number of systems sold.



Costs of Goods Sold

Cost of Goods Sold for the year ended December 31, 2002, aggregated $2,796,132, as compared to $3,323,835 for the year ended December 31, 2001. The decrease for the year ended December 31, 2002, was primarily due to efforts of management of the Company to limit costs as well as an increase in sales of the UVIS, which is less expensive to produce a compared to the Company's surveillance and intelligence products.

The portion of the cost of goods sold attributable to the sale of surveillance products was $1,418,968 for the year ended December 31, 2002 and $2,765,014 for the year ended December 31, 2001. The decrease was the result of the decrease in the number of products sold as well as selling products that were not as expensive during the year ended December 31, 2002. The portion of cost of good sold attributable to the under vehicle inspection system was $1,377,164 for the year ended December 31, 2002 and $558,821 for the year ended December 31, 2001. The increase was the result of increases in sales of the under vehicle inspection system for the year ended December 31, 2002.

Operating Expenses

Operating Expenses incurred for the year ended December 31, 2002, aggregated $1,946,003 as compared to $1,328,233 for the year ended December 31, 2001. The increase for the year ended December 31, 2002, was primarily due to an increase in our sales, which resulted in the increase in general and administrative expenses as commissions increased.

We expect the operating expenses to continue to increase if the level of sales continue to increase.

Net Income and Earnings Per Share

The net income and the basic net income per weighted average share was $723,058 and $.036 for the year ended December 31, 2002, as compared to a net income of $258,186 and $.029 for the year ended December 31, 2001. Income from operations improved from the previous year primarily as a result of the increase in the sale of our more profitable items, including the under vehicle inspection system. We believe our net income and basic net income per weighted average share will continue to increase as the demand for the under vehicle inspection system increases.

Liquidity and Capital Resources

At December 31, 2002, we had working capital of $1,356,498 as compared with $615,671 at December 31, 2001. The increase in the working capital is primarily the result of the increase in accounts receivables as the result of increased sales of our products.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John
H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a director and majority shareholder of our company and Sirchie owns approximately 41.8% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie. During the year ended December 31, 2000, Mr. Carrington provided us with a non-interest capital working loan in the amount of $75,000. In addition, during the year ended December 31, 2001, Mr. Carrington provided us with an additional non-interest capital working loan in the amount of $50,000. On March 26, 2002, we made a payment of $50,000 and on May 6, 2002 we made a payment of $75,000 to Mr. Carrington. The entire outstanding balance of $125,000 owed to Mr. Carrington has been repaid in full.

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

As of December 31, 2002, we did not have any financing arrangements in place. We believe that the funds generated from operations will be sufficient to fund our operations for the next 12 months. As of December 31, 2002, we had $968,385 in cash and $592,758 in accounts receivable that could be used in connection with funding our operations. As of December 31, 2002, approximately 38% of our capital needs are funded from accounts receivable.

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

Our material funding requirements include lease payments for our office facilities for the year commencing on January 31, 2003 of approximately $138,900, equipment lease payments of $16,802 in 2003 and $8,246 in 2004, and equipment operating lease commitments of $4,080 in 2003.

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


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is set forth at the end of this report.

Item 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and key employees and their ages and positions with us as of December 31, 2002, are as follows:




 Name                        Age              Position
 ----                        ---              --------

Paul Feldman                  46              President, Treasurer and Secretary

Inez Neff                     53              Assistant Secretary

John H. Carrington            68              Director

----------------


The following is a brief description of each officer and director listed above:

Paul Feldman has served as our President, Treasurer and Secretary since August 2001. Mr. Feldman has served as the President of Law Enforcement Associates, Inc. ("LEAI"), our wholly owned subsidiary, since 1993. Mr. Feldman initially joined LEAI as the Eastern Regional Sales Manager in 1989. From 1989 to 1993, Mr. Feldman served as the Vice President of Sales for LEAI. Prior to joining our company, Mr. Feldman was employed with United Parcel Service as a manager from 1980 to 1989. Mr. Feldman received a Bachelor of Science from Duke University in 1978.

Inez Neff has served as the Assistant Secretary since August 2001 until the present. Ms. Neff has served as the Corporate Comptroller of Sirchie Finger Print Laboratories, Inc. since 1976.

Senator John H. Carrington has served as a director of our company since August 2001. Senator Carrington is the President, Chief Executive Officer, director and 69.1% shareholder of Sirchie Finger Print Laboratories, Inc., which owns approximately 41.8% of our company. Senator Carrington has served as a member of the North Carolina State Senate from 1995 to the present. Senator Carrington earned a degree in forensic sciences from the American Institute of Applied Sciences in 1960 as well as a mechanical engineering degree from Pennsylvania Military College (Widener College) in 1962. Senator Carrington also served in the U.S. Army, 3rd Airborne Training School, 1st Special Troops Brigade from 1953 to 1955. Senator Carrington is a member of the International Association of Police Chiefs, the International Association of Identification and the International Narcotics Officers Association.

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the board of directors. The board of directors does not have any committees. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2002 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended June 30, 2002 (collectively, the "Named Executive Officers").



------------------------------------------------------------------------------------------------------------------------------
                                              Annual Compensation                      Long-Term Compensation
                                    -------------------------------------- ---------------------------------------------------
                                                                                    Awards                   Payouts
                                                                           -----------------------    ------------------------
                                                                           Restricted   Securities
                                                              Other Annual    Stock     Underlying                  All Other
                                                              Compensation   Award(s)    Options/        LTIP     Compensation
     Name     Position    Year      Salary ($)    Bonus ($)       ($)         ($)        SARs (#)      Payouts ($)     ($)
     ----     --------    ----      ----------    ---------       ---       -------    ------------   -----------      ---
Paul Feldman  President   2002        114,830      -             -           165,000       -             -              -
              President   2001        122,390      -             -            -            -             -              -
              President   1999            N/A      -             -            -            -             -              -
------------------------------------------------------------------------------------------------------------------------------


Employment and Other Agreements

We have not entered into any employment agreements with any of our named executive officers and directors nor is there any compensatory plan or arrangement with any named executive officer.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2002, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.



                                                          Amount of
             Name and Address of                          Beneficial             Percentage of Beneficial
               Beneficial Owner                           Ownership                      Ownership
               ----------------                           ---------                      ---------
John H. Carrington(1)*                                14,540,724(2)                        73.0%

Sirchie Finger Print Laboratories, Inc.*               8,333,333(3)                        41.8%

Paul Feldman (3) *                                       300,000                            1.5%

Inez Neff(3)*                                                  0                            0.0%

All Directors and Executive Officers as a
Group (3 persons)                                     14,840,724                           74.5%


* c/o Law Enforcement Associates Corporation, 100 Hunter Place,
      Youngsville, North Carolina 27596

(1) Director of our company.

(2) Includes shares owned by Sirchie Finger Print Laboratories, Inc. ("Sirchie") of which Mr. Carrington serves as the President, Chief Executive Officer and a director and also owns 69.1% of its outstanding shares of common stock.

(3) Officer of our company.

The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The foregoing table is based upon 19,920,436 shares of common stock outstanding as of March 25, 2002, assuming no other changes in the beneficial ownership of the our securities.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We presently lease our office space from Sirchie Finger Print Laboratories, Inc. ("Sirchie"), which presently owns 41.8% of our common stock. On February 1, 2002, we entered into the lease with Sirchie for approximately 13,800 square feet of space for our Youngsville, North Carolina, headquarters pursuant to a one-year lease expiring on January 31, 2004, at approximately $11,573.34 per month.

During the year ended December 31, 2000, Mr. John H. Carrington, a director of the Company and a majority shareholder, made a non-interest capital working loan in the amount of $75,000 to the Company. In addition, during the year ended December 31, 2001, Mr. Carrington made an additional non-interest capital working loan in the amount of $50,000 to the Company. On March 26, 2002, the Company made a payment of $50,000 to Mr. Carrington and on May 6, 2002 the Company made a payment of $75,000 to Mr. Carrington. The entire outstanding balance of $125,000 owed to Mr. Carrington has been repaid in full.

During the year ended December 31, 2001, Sirchie provided the Company with a non-interest working capital loan in the amount of $10,011. This loan was paid in full on August 6, 2002. In addition, during the year ended December 31, 2000, the Company provided Sirchie with a loan in the amount of $3,149, which was subsequently paid in full.

During the year ended December 31, 2001, Premier Crown Corporation, an affiliate of Sirchie, provided the Company with a non-interest working capital loan in the amount of $60,000. This loan was paid in full on September 23, 2002.

On August 29, 2001, the Company issued 1,666,667 shares of common stock to John
H. Carrington in exchange for $50,000 or $.03 per share, which was below the low closing bid price of $.15 during the 2001 third quarter. The 1,666,667 shares of common stock were issued to Mr. Carrington at a price below the market value for the Company's common stock as a result of negotiations between the Company and Mr. Carrington, and based upon the belief that the market value of the Company's common stock was not indicative of its true value in light of the in light of the limited trading market for the Company's securities and the large block of stock being sold.

Sirchie owns 8,333,333 shares of common stock of our company or 41.8%. Sirchie acquired these shares pursuant to an Agreement for the Exchange of Common Stock entered on December 3, 2001 whereby all of the outstanding shares of common stock of Law Enforcement Associates, Inc. ("LEAI"), our wholly owned subsidiary, were delivered to us and a majority of our outstanding shares of common stock were delivered to Sirchie. We subsequently changed our name from "Academy Resources, Inc." to "Law Enforcement Associates Corporation".

Mr. Carrington, our director and majority shareholder, serves as the President, Chief Executive Officer and a director and also owns 69.1% of Shirchie's outstanding shares of common stock.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

(a) The Exhibits required by Item 601 of Regulation S-B are as follows:




2.1      Agreement for the Exchange of Common Stock by and between Academy Resources, Inc., Sirchie
         Finger Print Laboratories, Inc. and Law Enforcement Associates, Inc.(1)
2.2      Agreement by and among Academy Resources, Inc. and Myofis Internet, Inc.(1)
3.1      Certificate of Incorporation(1)
3.2      Certificate of Amendment to the Certificate of Incorporation(1)
3.3      By-laws(1)
10.1     Real Estate Lease entered between Sirchie Finger Print Laboratories, Inc. and law Enforcement
         Associates Corp. dated February 1, 2002.(2)
21.1     List of Subsidiaries of the Registrant(1)
99.1     Certification of the Principal Executive Officer and Principal
         Financial Officer of Law Enforcement Associates Corporation Pursuant to
         18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.
99.2     Code of Ethics and Business Conduct of Officers, Directors and Employees of Law Enforcement
         Associates Corporation


(1) Previously filed on the Company's Form 10-SB filed July 11, 2002. (2) Previously filed on the Company's Form 10-SB/A filed September 23, 2002.

(b) Reports on Form 8-K:

         None.

Item 14.    Controls and Procedures.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION





By: /s/ Paul Feldman
        Paul Feldman, President, Secretary
        and Treasurer



Dated: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                  Title                             Date
---------                  -----                             ----

/s/Paul Feldman            President, Treasurer              March 31, 2003
----------------------     and Secretary
Paul Feldman

/s/Inez Neff               Assistant Secretary               March 31, 2003
----------------------
Inez Neff

/s/John H. Carrington      Director                          March 31, 2003
----------------------
John H. Carrington

                                  CERTIFICATION

     I, Paul Feldman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Law Enfrocement Associates Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31,  2003

/s/  Paul Feldman
Paul Feldman
Principal  Executive  Officer
Principal Financial Officer

                     LAW ENFORCEMENT ASSOCIATES CORPORATION

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Law Enforcement Associates Corporation (formerly Academy Resources, Inc.) and Subsidiaries


We have audited the accompanying consolidated balance sheets of Law Enforcement Associates Corporation (formerly Academy Resources, Inc.) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly in all material respects, the financial position of Law Enforcement Associates Corporation (formerly Academy Resources, Inc.) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Baum & Company, P.A.
Coral Springs, Florida
March 21, 2003

                         Law Enforcement Associates Corporation
                           (formerly Academy Resources, Inc.)
                              Consolidated Balance Sheets
                               December 31, 2002 and 2001

                                                                                            December 31,           December 31,
                                                                                                2002                   2001
                                                                                                                    (audited)
   ASSETS                                                                                                           (restated)
                                                                                        --------------------   --------------------


 CURRENT ASSETS
        Cash                                                                                      $ 968,385               $ 85,320
        Accounts receivable (net of allowance for doubtful accounts of $20,000)                     592,758              1,071,921
        Inventory                                                                                   239,784                190,863
        Other current assets                                                                        387,688                  5,393
                                                                                        --------------------   --------------------
              Total current assets                                                                2,188,615              1,353,497

 PROPERTY AND EQUIPMENT - net                                                                        63,622                 97,770
                                                                                        --------------------   --------------------
 Total assets                                                                                   $ 2,252,237            $ 1,451,267
                                                                                        ====================   ====================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Accounts payable and accruals                                                             $ 192,798              $ 287,729
        Dividend payable                                                                            199,204                      -
        Capitalized leases payable - current                                                         16,802                 16,637
        Income taxes payable                                                                        410,153                181,000
        Loans payable - related parties                                                                   -                195,011
        Prepaid sales deposits                                                                       13,160                 57,449
                                                                                        --------------------   --------------------
              Total current liabilities                                                             832,117                737,826

 LONG TERM LIABILITIES
        Capitalized leases payable - net of current                                                   8,246                 20,751
                                                                                        --------------------   --------------------
              Total long term liabilities                                                             8,246                 20,751

 Total liabilities                                                                                  840,363                758,577
                                                                                        --------------------   --------------------
 STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                                   -                      -
        Common stock, $0.001 par value, 50,000,000 authorized,
              19,820,433 and 18,849,433 issued and outstanding at
              December 31, 2002 and 2001, respectively                                               19,920                 18,849
        Paid in capital in excess of par                                                            418,341                194,082
        Stock subscription receivable                                                               (30,000)                     -
        Retained earnings                                                                         1,003,613                479,759
                                                                                        --------------------   --------------------
              Total stockholders' equity                                                          1,411,874                692,690
                                                                                        --------------------   --------------------
 Total liabilities and stockholders' equity                                                     $ 2,252,237            $ 1,451,267
                                                                                        ====================   ====================

    The accompanying notes are an integral part of the financial statements.

                         Law Enforcement Associates Corporation
                           (formerly Academy Resources, Inc.)
                          Consolidated Statement of Operations
                     For the Years Ended December 31, 2002 and 2001

                                                                                           December 31,           December 31,
                                                                                               2002                   2001
                                                                                        --------------------   --------------------

 REVENUES                                                                                       $ 5,950,680            $ 5,096,890

 COST OF GOODS SOLD                                                                               2,796,132              3,323,835
                                                                                        --------------------   --------------------
              Gross profit                                                                        3,154,548              1,773,055

 OPERATING EXPENSES                                                                               1,946,003              1,328,233
                                                                                        --------------------   --------------------
 Net income (loss) before other income (expenses) and
 provision for income taxes                                                                       1,208,545                444,822

 OTHER INCOME (EXPENSE)
        Gain (loss) on sale of fixed assets                                                              99                      -
        Interest (expense)                                                                           (3,548)                (5,636)
                                                                                        --------------------   --------------------
              Total other income (expense)                                                           (3,449)                (5,636)
                                                                                        --------------------   --------------------
 Net income (loss) before provision for income taxes                                              1,205,096                439,186

 Provision form income taxes                                                                        482,038                181,000
                                                                                        --------------------   --------------------
 Net income (loss)                                                                                $ 723,058              $ 258,186
 Net income (loss) per weighted average share, basic                                                $ 0.036                $ 0.029
 Weighted average number of shares                                                               19,920,433              9,050,898
                                                                                        ====================   ====================





    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                           (formerly Academy Resources, Inc.)
                          Consolidated Statement of Operations
                 For the Three Months Ended December 31, 2002 and 2001

                                                                                           December 31,           December 31,
                                                                                               2002                   2001
                                                                                        --------------------   --------------------

 REVENUES                                                                                       $ 1,233,685            $ 1,995,135

 COST OF GOODS SOLD                                                                                 822,303              1,580,335
                                                                                        --------------------   --------------------
              Gross profit                                                                          411,382                414,800

 OPERATING EXPENSES                                                                                 620,291                 74,788
                                                                                        --------------------   --------------------
 Net income (loss) before other income (expenses) and
 provision for income taxes                                                                        (208,909)               340,012

 OTHER INCOME (EXPENSE)
        Gain (loss) on sale of fixed assets                                                              99                      -
        Interest (expense)                                                                             (622)                (1,409)
                                                                                        --------------------   --------------------
              Total other income (expense)                                                             (523)                (1,409)
                                                                                        --------------------   --------------------
 Net income (loss) before provision for income taxes                                               (209,432)               338,603

 Provision form income taxes                                                                        (97,962)               140,767
                                                                                        --------------------   --------------------
 Net income (loss)                                                                               $ (111,470)             $ 197,836
 Net income (loss) per weighted average share, basic                                               $ (0.006)               $ 0.019
 Weighted average number of shares                                                               19,920,433             10,682,767
                                                                                        ====================   ====================






    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                       (formerly Academy Resources, Inc.)
                 Consolidated Statement of Stockholders' Equity

                                                               Paid in Capital     Stock        Retained        Total
                           Number of     Common    Preferred     in Excess      Subscription    Earnings    Stockholders'
                            Shares       Stock       Stock         of Par        Receivable    (restated)      Equity
                           -----------   --------   ---------       ---------       ---------  ----------      -----------
BALANCE,
DECEMBER 31, 2000           8,849,433    $ 8,850         $ -         $ 82,748            $ -    $ 221,573       $ 313,171

October 29, 2001,
shares issued for cash      1,666,667      1,666           -           48,334              -            -          50,000

Contributed capital
for imputed rent expense            -          -           -           63,000              -            -          63,000

December 3, 2001, shares
issued to purchase shell    8,333,333      8,333           -                -              -            -           8,333

December 12, 2001,
reverse 3:1 common
stock split                         -          -           -                -              -            -               -

Net income for the year
ended December 31, 2001             -          -           -                -              -      258,186         258,186
                           -----------   --------   ---------       ---------       ---------  ----------      -----------

BALANCE, DECEMBER 31, 2001 18,849,433   $ 18,849         $ -        $ 194,082            $ -    $ 479,759       $ 692,690

Common stock subscription     600,000        600           -           29,400        (30,000)           -               -

Contributed capital for
imputed rent expense                -          -           -            5,250              -            -           5,250

Common Stock issued
for service Nov-2002          150,000        150                       71,850                                      72,000

Common Stock issued
for Compensation
Nov 2002                      321,000        321                      117,759                                     118,080

Dividend declared
December 20, 2002                                                                                (199,204)       (199,204)

Net income for the year
ended December 31, 2002             -          -           -                -              -      723,058         723,058
                           -----------   --------   ---------       ---------       ---------  ----------      -----------

BALANCE, DECEMBER 31, 2002 19,920,433   $ 19,920         $ -        $ 418,341      $ (30,000) $ 1,003,613     $ 1,411,874
                         ============= ==========   ===========     =========      ========== ===========     ============

    The accompanying notes are an integral part of the financial statements.

                         Law Enforcement Associates Corporation
                           (formerly Academy Resources, Inc.)
                          Consolidated Statement of Cash Flows
                     For the Years Ended December 31, 2002 and 2001

                                                                                           December 31,           December 31,
                                                                                               2002                   2001
                                                                                        --------------------   --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                         $ 723,058              $ 258,186

        Adjustments to reconcile net income (loss) to net cash provided (used)
        by operations:
              Depreciation and amortization                                                          40,824                 47,466
              Allowance for bad debts                                                                     -                 15,000
              Stock issued for services and compensation                                            190,080                      -
              Gain on sale of fixed assets                                                              (99)                     -
              Imputed rent expense                                                                    5,250                 63,000

        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                            479,163               (663,545)
              (Increase) decrease in inventory                                                      (48,921)              (102,989)
              (Increase) decrease in other current assets                                          (382,295)                (1,843)
              Increase (decrease) in accounts payable and other accruals                            (94,931)                28,486
              Increase (decrease) in income taxes payable                                           229,153                181,000
              Increase (decrease) in customer sales deposits                                        (44,289)                38,834
                                                                                        --------------------   --------------------
 Net cash provided (used) by operating activities                                                 1,096,993               (136,405)

 CASH FLOW FROM INVESTING ACTIVITIES:
        Payment for fixed assets                                                                    (11,807)                     -
        Proceeds from the sale of fixed assets                                                        5,230                      -
                                                                                        --------------------   --------------------
 Net cash provided (used) by investing activities                                                    (6,577)                     -

 CASH FLOW FROM FINANCING ACTIVITIES:
        Increase (decrease) in loans payable - related parties                                     (195,011)               123,161
        Increase (decrease) in capital leases payable                                               (12,340)               (56,318)
        Proceeds of common stock                                                                          -                 50,000
                                                                                        --------------------   --------------------
 Net cash provided (used) by financing activities                                                  (207,351)               116,843
                                                                                        --------------------   --------------------
 Net increase (decrease) in cash                                                                    883,065                (19,562)

 CASH - BEGINNING                                                                                    85,320                104,882
                                                                                        --------------------   --------------------
 CASH - ENDING                                                                                    $ 968,385               $ 85,320
                                                                                        ====================   ====================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest expense                                                                     $ 3,548                $ 5,636
                                                                                        ====================   ====================
 Cash paid for income taxes                                                                       $ 640,575                    $ -
                                                                                        ====================   ====================
 Asset additions by capital leases                                                                      $ -               $ 34,996
                                                                                        ====================   ====================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

1) SIGNIFICANT ACCOUNTING POLICIES

Organization and operations

Academy Resources Inc. (Company) was incorporated on May 14, 1998 under the laws of the State of Nevada for the purpose of mining and exploration. Through the period from incorporation to December 3, 2001 the company had no revenue, and had ceased operations. At December 3, 2001, the company obtained all the outstanding stock of Law Enforcement Associates, Inc. a New Jersey company doing business in North Carolina, that was incorporated in 1972. Law Enforcement Associates, Inc. was 100% owned by Sirchie Finger Print Laboratories Inc. The name of the parent shell corporation was then changed to Law Enforcement Associates Corporation.

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

On December 3, 2001, the Company and Law Enforcement Associates, Inc. ( a privately-owned New Jersey corporation doing business in North Carolina), and the individual holders of all of the outstanding common stock of Law Enforcement Inc. (Holders) entered into an acquisition transaction pursuant to a certain Share Exchange Agreement (Agreement) of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Law Enforcement Inc. in exchange for 8,333,333 shares of restricted common stock of the Company. At the date of the acquisition, a 59% shareholder of the company (increased to a beneficial ownership of 77% due to the acquisition) was also the beneficial majority stockholder (69%) of Law Enforcement Associates Inc. The acquisition was accounted for at historical cost in a manner similar to a pooling of interest due to the common control of both companies.

Revenue recognition

The Company's revenue is derived primarily from the sale of its products to its customers upon shipment of product or upon the providing of services. Revenue recognition is upon receipt and acceptance of the product or service by the customer.

Net income per share

Basic earnings per share is computed by dividing the net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represents the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There are no common stock equivalents for the company. No preferred stock had been issued.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


1) SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments: Cash, accounts receivable, and accounts payable. The carrying amounts approximated fair value because of the demand nature of these instruments.

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

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $20,000 allowance for bad debt balance at December 31, 2002 and 2001, that had been established, is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

Interim financial information

The financial statements for the three months ended December 31, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

2) PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the accelerated and straight-line methods over the estimated useful lives (5-7 years) of the various assets. Property and equipment as of December 31, 2002 and December 31, 2001 consist of the following:

                                                       December 31, 2002              December 31, 2001
                                                       -----------------              -----------------
Office Furniture & Equip.                                       $ 43,408                       $ 41,442
Vehicles                                                               0                         16,274
Leasehold Improvements                                            61,931                         61,931
Machinery & Equipment                                            220,297                        209,383
                                                                 -------                        -------
     Total Property & Equip                                      325,636                        329,030
Accumulated Depreciation                                       (262,014)                      (231,260)
                                                               ---------                      ---------
     Net Property & Equip.                                      $ 63,622                       $ 97,770
                                                                --------                       --------

Included in property and equipment at December 31, 2002 are capitalized lease equipment with a value of $187,578 and accumulated depreciation of $144,565.

3) INCOME TAXES

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

                                                            December 31,2002           December 31, 2001
Statutory federal income tax rate                                  34%                        34%
State franchise and income tax                                      5                          5
Permanent timing differences of expenses                            1                          2
Effective tax rate                                                 40%                        41%

The prior to the merger, Law Enforcement Associates, Inc. filed a consolidated income tax return as a subsidiary of the Sirchie Finger Print Laboratories Inc.

4) CAPITAL TRANSACTIONS

On August 29, 2001, the Company sold 1,666,666 shares of common stock at par for $50,000 to John Carrington, a beneficial principle stockholder.

On December 3, 2001, the Company issued an aggregate 8,333,333 shares of common stock for the Acquisition of Law Enforcement Associates Inc.

On December 12, 2001 the Company effected a reverse 3:1 split of its common stock. The financial statements have been retroactively adjusted.

In the January and February 2002, the company issued 600,000 shares common stock via a subscription at $.05 per share for a total of $30,000. The balance is still owed to the company.

In November 2002, the company issued 150,000 shares of common stock valued at $ 72,000 ($.48 per share) for professional services and 321,000 shares of common stock, valued at $118,080 ($.37 per share) for compensation

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


5) LEASE COMMITMENTS

Facilities

The Company's lease for its office facilities expired on January 31, 2002. It executed a new lease agreement for expanded facilities commencing February 1, 2002 and ending on January 31, 2003 for approximately $138,900. This lease is with Sirchie Finger Print Laboratories, Inc. (Sirchie) the majority stockholder of the company. Sirchie did not charge the company rent for 2000 and 2001 and January 2002. Imputed rent charges were charged to the income statement, and since Sirchie is waiving repayment, additional paid capital was credited.

Equipment

The company has capitalized lease liabilities as of December 31, 2002 of $ 25,048 expiring through April 2004. Required lease payments are $16,802 in 2003 and $8,246 in 2004. Equipment operating commitments are $4,080 in 2003.

6) LOANS PAYABLE-RELATED PARTIES

Prior to the reverse merger, Law Enforcement Associates Inc. (LEA) was a subsidiary of the Sirchie Finger Print Laboratories, Inc. (Sirchie). Non interest working capital loans were made to LEA by Sirchie and its affiliates, and John H. Carrington, a majority stockholder of the company, of Sirchie, and a director of the company. Payable balances were as follows:

                                                                December 31, 2002          December 31, 2001
                                                                -----------------          -----------------
Sirchie Finger Print Labs., Inc.                                           $    0                   $ 10,011
Premier Crown Corporation (affiliate)                                           0                     60,000
John H. Carrington                                                              0                    125,000
                                                                -----------------          -----------------
     Total                                                                 $    0                  $ 195,011
                                                                -----------------          -----------------


7) CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During 2001 and 2002, the company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At December 31, 2001, the company had a receivable from one customer representing 43% of total receivables. At December 31, 2002, a receivable from one customer represented 32% of total receivables and from another customer represented 22% of receivables.

For the year ended December 31, 2002, sales to one customer represented 25% of total sales. For the three months ended December 31, 2001, sales to one customer accounted for 41% of total sales and to another customer represented 14% of total sales.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


8) SEGMENT ACTIVITY

The Company has two distinct product groups: surveillance and intelligence gathering and under vehicle inspection systems. Operations by these product groups for the year ended December 31, 2002 and 2001 are as follows:

                                                          Year Ending                   Year Ending
                                                       December 31, 2002             December 31, 2001
Revenue
Surveillance & Intelligence                                $ 3,402,803                  $ 3,733,912
Under Vehicle Inspection                                     2,547,877                    1,362,978
                                                             ---------                    ---------
Total Revenue                                                5,950,680                    5,096,890
                                                             ---------                    ---------

Gross Profit
Surveillance & Intelligence                               $ 1,983,835                    $ 968,898
Under Vehicle Inspection                                    1,170,713                      804,157
                                                            ---------                    ---------
Total Gross Profit                                          3,154,548                    1,773,055
                                                            ---------                    ---------

Assets Employed
Surveillance & Intelligence                                $ 555,626                     $ 864,517
Under Vehicle Inspection                                     276,916                       398,267
Unallocated Assets                                         1,419,695                       188,483
                                                           ---------                     ---------
Total Assets                                               2,252,237                     1,451,267
                                                           ---------                     ---------

9) RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2001 have been restated to reflect the write-off of $120,000 purchased research and development.

10) DIVIDEND DECLARED

The Company declared a dividend of $0.01 payable January 31, 2003 to shareholders of record on December 20, 2002. The total amount of the dividend to be paid is $199,204.

11) ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In July 2001, the FASB issued SFAS No. 144, "Impairment of Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt." We do not expect the adoption of these provisions to have a material impact on our results of operations or financial position.

                     Law Enforcement Associates, Corporation
                       (formerly Academy Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

11) ACCOUNTING PRONOUNCEMENTS (CONT'D)


In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We expect the adoption of this new standard to have an impact on the timing of any future restructuring charges.