Form 10QSB
period 2003-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2003-05-15
CIK 1165921

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

                              Yes     X            No
                                   ---------         ----------
      As of May 14, 2003, there were issued and outstanding 19,970,436 shares of Common Stock, $.001 par value per share.

                  Transitional Small Business Disclosure Format

                                    Yes            No     X
                                       ---------     ----------

                     LAW ENFORCEMENT ASSOCIATES CORPORATION

                                      INDEX
                                      -----


                                                                                                PAGE
                                                                                               NUMBER

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance Sheet as of March 31, 2003 and December 31, 2002                               3

         Statements of Operations for the three months
                  ending March 31, 2003 and 2002                                                4

         Statements of Stockholders' Equity as of March 31, 2003                                5

         Statements of Cash Flows for the three months
                  ending March 31, 2003 and 2002                                                6

         Notes to financial statements                                                          7-11


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    12

Item 3.  Controls and Procedures                                                                15

PART II. OTHER INFORMATION                                                                      15
         ----------------

SIGNATURES                                                                                      16

                           Law Enforcement Associates Corporation
                                Consolidated Balance Sheets
                            March 31, 2003 and December 31, 2002





                                                                                                 March 31,   December 31,
                                                                                                  2003          2002
                                                                                            --------------- ---------------

                                     ASSETS
 CURRENT ASSETS
        Cash ...................................................................           $    457,074    $    968,385
        Accounts receivable (net of allowance for doubtful accounts of $20,000)                 723,101         592,758
        Inventory ..............................................................                231,506         239,784
        Other current assets ...................................................                205,000         387,688
                                                                                           -------------   -------------
              Total current assets .............................................              1,616,681       2,188,615

 PROPERTY AND EQUIPMENT - net ..................................................                 55,503          63,622
                                                                                           -------------   -------------
 Total assets ..................................................................           $  1,672,184    $  2,252,237
                                                                                           =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
        Accounts payable and accruals ..........................................           $    131,038    $    192,798
        Dividend payable .......................................................                   --           199,204
        Capitalized leases payable - current ...................................                 16,802          16,802
        Income taxes payable ...................................................                 58,620         410,153
        Prepaid sales deposits .................................................                 20,695          13,160
                                                                                           -------------   -------------
              Total current liabilities ........................................                227,155         832,117

 LONG TERM LIABILITIES
        Capitalized leases payable - net of current ............................                  4,385           8,246
                                                                                           -------------   -------------

              Total long term liabilities ......................................                  4,385           8,246

 Total liabilities .............................................................                231,540         840,363
                                                                                           -------------   -------------
STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued ........                    --              --
        Common stock, $0.001 par value, 50,000,000 authorized,
            19,920,433    issued and outstanding at
              March 31, 2003 and December 31, 2002, respectively ...............                 19,920          19,920
        Paid in capital in excess of par .......................................                418,341         418,341
        Stock subscription receivable ..........................................                (30,000)        (30,000)
        Retained earnings ......................................................              1,032,383       1,003,613
                                                                                           -------------   -------------

              Total stockholders' equity .......................................              1,440,644       1,411,874
                                                                                           -------------   -------------

 Total liabilities and stockholders' equity ....................................           $  1,672,184    $  2,252,237
                                                                                           =============   =============

     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
                 For the Quarters Ended March 31, 2003 and 2002
                                                                                                March 31,     March 31,
                                                                                                 2003           2002
                                                                                           --------------  --------------
 REVENUES ......................................................................           $    988,845    $  2,310,094

 COST OF GOODS SOLD ............................................................                630,877         831,712
                                                                                           --------------  --------------

              Gross profit .....................................................                357,968       1,478,382

 OPERATING EXPENSES ............................................................                317,897         376,555
                                                                                           --------------  --------------
 Net income (loss) before other income (expenses) and
 provision for income taxes ....................................................                 40,071       1,101,827

 OTHER INCOME (EXPENSE)
        Interest (expense) .....................................................                   (528)           (985)
                                                                                           --------------  --------------

              Total other income (expense) .....................................                   (528)           (985)
                                                                                           --------------  --------------

 Net income (loss) before provision for income taxes ...........................                 39,543       1,100,842

 Provision for income taxes ....................................................                 10,773         435,000
                                                                                           --------------  --------------
 Net income (loss) .............................................................           $     28,770    $    665,842
                                                                                           ==============  ==============
 Net income (loss) per weighted average share, basic ...........................           $       --      $       0.03
                                                                                           ==============  ==============
 Weighted average number of shares .............................................             19,920,433      19,149,433
                                                                                           ==============  ==============


     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity

                                                                    Paid in Capital        Stock         Retained          Total
                           Number of      Common      Preferred        in Excess       Subscription      Earnings      Stockholders'
                             Shares        Stock        Stock            of Par         Receivable                        Equity
                          ------------   ---------  -----------      -------------      ------------     ---------    -----------
BALANCE, DECEMBER 31, 2001   18,849,433   $ 18,849       $ -           $  194,082       $    -         $ 479,759         $ 692,690

Common stock
Subscription                    600,000        600         -               29,400         (30,000)           -                 -

Contributed capital for
imputed rent expense               -            -          -                5,250            -               -               5,250

Common stock issued
for service Nov  -2002          150,000        150                         71,850                                           72,000

Common stock issued
for Compensation
Nov. - 2002                     321,000        321                        117,759                                          118,080

Dividend declared
December 20, 2002                                                                                       (199,204)         (199,204)

Net income for the Year
ended December 31,
2002                               -           -           -                  -              -           723,058           723,058
                             -----------  ------------  -----------   --------------    -----------  -------------     -------------
BALANCE, December 31,
2002                         19,920,433   $ 19,920       $ -          $   418,341       $ (30,000)   $ 1,003,613       $ 1,411,874
                             -----------  ------------  -----------   --------------    -----------  -------------     -------------
Net income for the Three
months Ended March 31,
2003                                                                                                      28,770            28,770
                             -------------------------------------------------------------------------------------------------------

BALANCE, March 31, 2003      19,920,433     19,920         -              418,341         (30,000)     1,032,383         1,440,644
                            ========================================================================================================

       The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Cash Flows
                 For the Quarters Ended March 31, 2003 and 2002

                                                                                               March 31,       March 31,
                                                                                                 2003            2002
                                                                                           ---------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) ......................................................           $     28,770    $    665,842

        Adjustments to reconcile net income (loss) to net cash provided (used)
        by operations:
              Depreciation and amortization ....................................                  8,119          15,554

        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable .......................               (130,343)        (28,626)
              (Increase) decrease in inventory .................................                  8,278         (19,875)
              (Increase) decrease in other current assets ......................                182,688           5,393
              Increase (decrease) in accounts payable and other accruals .......                (61,760)       (153,032)
              Increase (decrease) in income taxes payable ......................               (351,533)        166,680
              Increase (decrease) in customer sales deposits ...................                  7,535         (54,425)
                                                                                            --------------- ---------------

 Net cash provided (used) by operating activities ..............................               (308,246)       597,511

 Net cash provided (used) by investing activities ..............................                   --              --

 CASH FLOW FROM FINANCING ACTIVITIES:
        Increase (decrease) in loans payable -other ............................                   --           (50,000)
        Increase (decrease) in dividend payable ................................               (199,204)           --
        Increase (decrease) in capital leases payable ..........................                 (3,861)         (9,453)
                                                                                            --------------- ---------------
 Net cash provided (used) by financing activities ..............................               (203,065)        (59,453)
                                                                                            --------------- ---------------
 Net increase (decrease) in cash ...............................................               (511,311)        538,058

 CASH - BEGINNING ..............................................................                968,385          85,320
                                                                                            --------------- ---------------
 CASH - ENDING .................................................................            $   457,074      $  623,378
                                                                                            =============== ===============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest expense ................................................            $       528      $      985
                                                                                            =============== ===============
 Cash paid for income taxes ....................................................            $   179,653      $  251,040
                                                                                            =============== ===============

     The accompanying notes are an integral part of the financial statements

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

1) SIGNIFICANT ACCOUNTING POLICIES

Organization and operations

Law Enforcement Associates Corporation (originally Academy Resources, Inc.) was formed on December 3, 2001 when the company acquired all the outstanding stock of Law Enforcement Associates, Inc., a New Jersey company doing business in North Carolina, that was incorporated in 1972.

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

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002



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

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $20,000 allowance for bad debt balance at March 31, 2003 and December 31, 2002, that had been established, is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

Interim financial information

The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

2) PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the accelerated and straight-line methods over the estimated useful lives (5-7 years) of the various assets. Property and equipment as of March 31, 2003 and December 31, 2002 consist of the following:

                                                   March  31,       December 31,
                                                     2003               2002
                                                   ---------          ---------
Office Furniture & Equip .................         $  43,408          $  43,408
Leasehold Improvements ...................            61,931             61,931
Machinery & Equipment ....................           220,297             220297
                                                   ---------          ---------
     Total Property & Equip ..............           325,636            325,636
Accumulated Depreciation .................          (270,133)          (262,014)
                                                   ---------          ---------
     Net Property & Equip ................         $  55,503          $  63,622
                                                   ---------          ---------

Included in property and equipment at March 31, 2003 are capitalized lease equipment with a value of $187,578 and accumulated depreciation of $122,899.

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

                                                            March  31,    March 31,
                                                                2003       2002
                                                            ----------    ---------
Statutory federal income tax rate ......................         20%         34%
State franchise and income tax .........................          6           5
Permanent timing differences of expenses ...............          1           1
Effective tax rate .....................................         27%         40%

The prior to the merger, Law Enforcement Associates, Inc. filed a consolidated income tax return as a subsidiary of the Sirchie Finger Print Laboratories Inc.


4) LEASE COMMITMENTS

Facilities

The Company's lease for its office facilities expired on January 31, 2002. It executed a new lease agreement for expanded facilities commencing February 1, 2002 and ending on January 31, 2003 for approximately $138,900. This lease is with Sirchie Finger Print Laboratories, Inc. (Sirchie) the majority stockholder of the company. The lease was renewed on the same terms and expires December 31, 2003.

Equipment

The company has capitalized lease liabilities as of March 31, 2003 of $21,187 expiring through August, 2005. Remaining lease payments are $10,947 in 2003, $7,964 in 2004 and $2,276 in 2005. Equipment operating commitments are $4,080 in 2003.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


5) CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During 2002 and 2003, the company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

 At December 31, 2002, a receivable from one customer represented 32% of total receivables and from another customer represented 22% of receivables. At March 31, 2003 receivables from three customers represented 43% of total receivables.

For the three months ended March 31, 2003, sales to one customer accounted for 12% of total sales and 10% to another customer.

6) SEGMENT ACTIVITY

The Company has two distinct product groups: surveillance and intelligence gathering and under vehicle inspection systems. Operations by these product groups for the three months ended March 31, 2003 and 2002 are as follows:

                                              Three Months Ending  Three Months Ending
                                                  March 31, 2003      March 31, 2002
Revenue
Surveillance & Intelligence ..............         $  482,673         $1,021,641
Under Vehicle Inspection .................            506,172          1,288,453
                                                   ----------         ----------
Total Revenue ............................            988,845          2,310,094

Gross Profit
Surveillance & Intelligence ..............         $  217,705         $  592,552
Under Vehicle Inspection .................            140,263            885,830
                                                   ----------         ----------
Total Gross Profit .......................            357,968          1,478,382

Assets Employed
Surveillance & Intelligence ..............         $  657,084         $  288,719
Under Vehicle Inspection .................            297,523            666,428
Unallocated Assets .......................            717,577            713,318
                                                   ----------         ----------
Total Assets .............................          1,672,184          2,018,851
                                                   ----------         ----------

7) DIVIDEND DECLARED

The Company declared a dividend of $0.01 per share payable January 31, 2003 to shareholders of record on December 20, 2002. The total amount of the dividend paid was $199,204.

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

Results of Operations

Results of Operations - Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

Revenues

         Revenues generated during the three months ended March 31, 2003, aggregated $988,845, as compared to $2,310,094 for the three months ended March 31, 2002. This decrease of $1,321,249 in revenues from the same prior in the prior year is primarily due to a decrease in the sale of the under vehicle inspection system for the thee months ended March 31, 2003.

Costs of Goods Sold

         Cost of Goods Sold for the three months ended March 31, 2003 aggregated $630,877, or 64% of revenue, as compared to $831,712, or 36% of revenue, for the three months ended March 30, 2002. The increase for the three months ended March 31, 2003 on a percentage basis when compared to the three months ended March 31, 2002, was primarily due to a decrease in the sale of the under vehicle inspection system for the thee months ended March 31, 2003, which is the more profitable product sold by the Company. During the three months ended March 30, 2003, the Company sold less of the under vehicle inspection system units, which resulted in a decrease in revenue that was substantially greater than the corresponding decrease in the cost of goods sold.

Operating Expenses

         Operating Expenses incurred for the three months ended March 31, 2003 aggregated $317,897, or 32% of revenue, as compared to $376,555, or 16% of revenue, for the three months ended March 31, 2002. Operating expenses decreased by $57,658 for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002 primarily due to efforts of management of the Company to limit costs. However, the Company's operating expenses increased by 16% for the three months ended March 31, 2003 on a percentage basis when compared to the three months ended March 31, 2002. This increase on a percentage basis is due to the fact that the Company has fixed operating expenses associated with costs of maintaining a public company such as legal and accounting fees, which are incurred each quarter. As revenue either increases or decreases, as it did during the three months ended March 31, 2003, the Company's operating expenses remain relatively the same regardless. Therefore, although the operating expenses decreased by $57,658 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, this decrease was not reflected on a percentage basis due to a decrease in revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Net Income and Earnings Per Share

         The net income and the basic net income per weighted average share was $28,770 and $.00 for the three months ended March 31, 2003, as compared to net income $665,842 and $.03 for the three months ended March 31, 2002.

Liquidity and Capital Resources

         At March 31, 2003, we had working capital of $1,389,526 as compared with $1,356,498 at December 31, 2002. The increase in the working capital is primarily the result of the increase in accounts receivables and a decrease in taxes payable, which was offset by a decrease in cash.

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

         As of March 31, 2003, we did not have any financing arrangements in place. We believe that the funds generated from operations will be sufficient to fund our operations for the next 12 months. As of March 31, 2003, we had $457,074 in cash and $723,101 in accounts receivable (net of allowance for doubtful accounts of $20,000) that could be used in connection with funding our operations. As of March 31, 2003, approximately 61.3% of our capital needs are funded from accounts receivables.

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

         Our material funding requirements include lease payments for our office facilities for the year expiring on December 31, 2003 of approximately $138,900, and equipment lease payments of $10,947 in 2003, $7,964 in 2004 and $2,276 in 2005, equipment operating lease commitments of $4,080 in 2003.

Research and Development

         As of the date hereof, we are considering various future projects for the development of new products and the research and development associated therewith. We may commence research and development with these projects in the near future and we have designated $350,000 for this purpose. We will also engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

         We believe that the impact of inflation on our operations since our inception has not been material.

Item 3.  Controls and Procedures

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities And Use of Proceeds

         The Company declared a dividend of $.01 per share that was distributed on January 31, 2003 to all stockholders of record as of December 20, 2002. The total amount of the dividend paid was $199,204.

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


Dated: May 15, 2003

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

May 15, 2003

    /s/Paul Feldman
Name:  Paul Feldman
Title: Principal Executive Officer
       Principal Financial Officer
                                       16