Form 10QSB
period 2003-06-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2003-08-14
CIK 1165921

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

     Yes X No --------- ---------- As of August 12, 2003, there were issued and outstanding 19,970,433 shares of Common Stock, $.001 par value per share.

     Transitional Small Business Disclosure Format

                  Yes                       No    X
                         ---------                ----------

                     LAW ENFORCEMENT ASSOCIATES CORPORATION

                                      INDEX
                                      -----

                                                                                                PAGE
                                                                                               NUMBER
                                                                                             ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                   3

         Consolidated Statement of Operations for the six months
                  ending June 30, 2003 and June 30, 2002                                         4

         Consolidated Statement of Operations for the three months
                  ending June 30, 2003 and June 30, 2002                                         5

         Consolidated Statement of Stockholders' Equity as of June 30, 2003                      6

         Consolidated Statement of Cash Flows for the six months
                  ending June 30, 2003 and June 30, 2002                                         7

         Notes to financial statements                                                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     11

Item 3.   Controls and Procedures                                                                15

PART II.  OTHER INFORMATION                                                                      15
          ----------------

SIGNATURES                                                                                       16



                     Law Enforcement Associates Corporation
                           Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002

                                                                                    June 30,      December 31,
                                                                                      2003           2002
                                                                                --------------  --------------

   ASSETS

 CURRENT ASSETS
       Cash ..................................................................   $   248,296    $   968,385
       Accounts receivable (net of allowance for doubtful accounts of $20,000)       747,638        592,758
       Inventory .............................................................       369,017        239,784
       Other current assets ..................................................       200,260        387,688
                                                                                --------------  --------------
             Total current assets ............................................     1,565,211      2,188,615

PROPERTY AND EQUIPMENT - net .................................................        47,642         63,622
                                                                                --------------  --------------
Total assets .................................................................   $ 1,612,853    $ 2,252,237
                                                                                ==============  ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accruals .........................................   $   233,786    $   192,798
       Dividend payable ......................................................          --          199,204
       Capitalized leases payable - current ..................................        14,038         16,802
       Income taxes payable ..................................................          --          410,153
       Prepaid sales deposits ................................................        26,380         13,160
                                                                                --------------  --------------
             Total current liabilities .......................................       274,204        832,117

LONG TERM LIABILITIES
       Capitalized leases payable - net of current ...........................         3,264          8,246
                                                                                --------------  --------------
             Total long term liabilities .....................................         3,264          8,246
                                                                                --------------  --------------
Total liabilities ............................................................       277,468        840,363
                                                                                --------------  --------------
STOCKHOLDERS' EQUITY
       Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued .......          --             --
       Common stock, $0.001 par value, 50,000,000 authorized,
             19,970,433 and 19,920,433 issued and outstanding at
             June 30, 2003 and December 31, 2002, respectively ...............        19,970         19,920
       Paid in capital in excess of par ......................................       434,291        418,341
       Stock subscription receivable .........................................       (30,000)       (30,000)
       Retained earnings .....................................................       911,124      1,003,613
                                                                                --------------  --------------
             Total stockholders' equity ......................................     1,335,385      1,411,874
                                                                                --------------  --------------
Total liabilities and stockholders' equity ...................................   $ 1,612,853    $ 2,252,237
                                                                                ==============  ==============

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
                     Six Months Ended June 30, 2003 and 2002

                                                          June 30,          June 30,
                                                            2003             2002
                                                       -------------   --------------
REVENUES ...........................................   $  2,190,782    $  3,552,309

COST OF GOODS SOLD .................................      1,454,938       1,457,292
                                                       -------------   --------------
             Gross profit ..........................        735,844       2,095,017

OPERATING EXPENSES .................................        859,047         875,464
                                                       -------------   --------------
Net income (loss) before other income (expenses) and
provision for income taxes .........................       (123,203)      1,219,553

OTHER INCOME (EXPENSE)
       Interest (expense) ..........................           (960)         (2,030)
                                                       -------------   --------------
             Total other income (expense) ..........           (960)         (2,030)
                                                       -------------   --------------
Net income (loss) before provision for income taxes        (124,163)      1,217,523

Provision for income taxes .........................        (31,674)        487,000
                                                       -------------   --------------
Net income (loss) ..................................   $    (92,489)   $    730,523
                                                       =============   ==============
Net income (loss) per weighted average share, basic            0.00            0.04
                                                       =============   ==============
Weighted average number of shares ..................     19,970,433      19,256,576
                                                       =============   ==============

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
                    Three Months Ended June 30, 2003 and 2002

                                                           June 30,        June 30,
                                                             2003            2002
                                                       -------------   --------------
REVENUES ...........................................      1,201,937       1,242,215


COST OF GOODS SOLD .................................        824,061         625,580
                                                       -------------   --------------
             Gross profit ..........................        377,876         616,635

OPERATING EXPENSES .................................        541,150         498,909
                                                       -------------   --------------
Net income (loss) before other income (expenses) and
provision for income taxes .........................       (163,274)        117,726

OTHER INCOME (EXPENSE)
       Gain (loss) on sale of fixed assets
       Interest (expense) ..........................           (432)         (1,045)
                                                       -------------   --------------
             Total other income (expense) ..........           (432)         (1,045)
                                                       -------------   --------------
Net income (loss) before provision for income taxes        (163,706)        116,681

Provision form income taxes ........................        (42,447)         52,000
                                                       -------------   --------------
Net income (loss) ..................................   $   (121,259)   $     64,681
                                                       =============   ==============
Net income (loss) per weighted average share, basic           (0.01)           0.00
                                                       =============   ==============
Weighted average number of shares ..................     19,970,433      19,149,433
                                                       =============   ==============

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity

                                                                     Paid in Capital      Stock         Retained          Total
                              Number of      Common      Preferred     in Excess       Subscription      Earnings      Stockholders'
                                Shares        Stock        Stock         of Par         Receivable                        Equity
                            -------------- -----------  ------------ ---------------- --------------- -------------- ---------------

BALANCE, DECEMBER 31, 2001     18,849,433    $ 18,849     $ -          $ 194,082        $      -      $ 479,759         $ 692,690

Common stock subscription         600,000         600       -             29,400         (30,000)             -                 -

Contributed capital for
imputed rent expense                    -           -       -              5,250               -              -             5,250

Common stock issued
for service Nov -2002             150,000         150                     71,850                                           72,000

Common stock issued
for Compensation
Nov. - 2002                       321,000         321                    117,759                                          118,080

Dividend declared
December 20, 2002
                                                                                                       (199,204)         (199,204)
Net income for the
Year ended December
31, 2002                                -           -       -                  -               -        723,058           723,058
                            -------------- -----------  ------ ------------------ --------------- -------------- -----------------

BALANCE, December 31, 2002     19,920,433    $ 19,920     $ -          $ 418,341       $ (30,000)   $ 1,003,613       $ 1,411,874
                            ------------------------------------------------------------------------------------------------------

Common stock issued
for service second
quarter-2003                      50,000    $     50                   $  15,950                                         $ 16,000

Net loss for the
Six months Ended
June 30, 2003                                                                                           (92,489)          (92,489)
                            ------------------------------------------------------------------------------------------------------
BALANCE, June 30, 2003         19,970,433      19,970       -            434,291         (30,000)       911,124         1,335,385
                            ======================================================================================================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Cash Flows
                  Six Months Ended Ended June 30, 2003 and 2002

                                                                                 June 30 ,      June 30,
                                                                                   2003           2002
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ....................................................   $ (92,489)   $   730,523

       Adjustments to reconcile net income (loss) to net cash provided (used)
       by operations:
             Depreciation and amortization ..................................      15,980         23,557
             Contributed capital for imputed rent expense ...................        --            5,250
             Common stock issued for services ...............................      16,000           --
       Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable .....................    (154,880)       466,378
             (Increase) decrease in inventory ...............................    (129,233)      (104,833)
             (Increase) decrease in other current assets ....................     219,102        (10,061)
             Increase (decrease) in accounts payable and other accruals .....      40,988       (139,828)
             Increase (decrease) in income taxes payable ....................    (441,827)       164,785
             Increase (decrease) in customer sales deposits .................      13,220        (57,449)
                                                                                -----------   -----------
Net cash provided (used) by operating activities ............................    (513,139)     1,078,322
CASH FLOW FROM INVESTING ACTIVITIES:
       Acquisition of fixed assets via capitalized leases ...................        --          (12,880)

Net cash provided (used) by investing activities ............................        --          (12,880)

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (decrease) in loans payable -other ..........................        --         (125,000)
       Increase (decrease) in capital leases payable ........................      (7,746)        (4,063)
       Payment of dividend ..................................................    (199,204)          --
                                                                                -----------   -----------
Net cash provided (used) by financing activities ............................    (206,950)      (129,063)
                                                                                -----------   -----------
Net increase (decrease) in cash .............................................    (720,089)       936,379

CASH - BEGINNING ............................................................     968,385         85,320
                                                                                -----------   -----------
CASH - ENDING ...............................................................   $ 248,296    $ 1,021,699
                                                                                ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense ..............................................   $     960    $     2,030
                                                                                ===========   ===========
Cash paid for income taxes ..................................................   $    --      $   307,040
                                                                                ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

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

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

1) SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventory

Inventory is stated at the lower of cost or market on the FIFO basis.

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $20,000 allowance for bad debt balance at June 30, 2003 and December 31, 2002, that had been established, is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

Interim financial information

The financial statements for the three months and six months ended June 30, 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

2) PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the accelerated and straight-line methods over the estimated useful lives (5-7 years) of the various assets. Property and equipment as of June 30, 2003 and December 31, 2002 consist of the following:

                                                          June 30 , 2003              December 31, 2002
Office Furniture & Equip.                                       $ 43,408                       $ 43,408
Leasehold Improvements                                            61,931                         61,931
Machinery & Equipment                                            220,297                        220,297
                                                               ----------                    -----------
     Total Property & Equip                                      325,636                        325,636
Accumulated Depreciation                                        (277,994)                      (262,014)
                                                               ----------                    -----------
     Net Property & Equip.                                      $ 47,642                       $ 63,622
                                                               ==========                    ===========

Included in property and equipment at June 30, 2003 are capitalized lease equipment with a value of $187,578 and accumulated depreciation of $152,182.

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

                                                              June 30, 2003            December 31, 2002
Statutory federal income tax rate                                 (26%)                       34%
State franchise and income tax                                     0%                          5
Permanent timing differences of expenses                           0%                          1
Effective tax rate                                                (26%)                       40%

The prior to the merger, Law Enforcement Associates, Inc. filed a consolidated income tax return as a subsidiary of the Sirchie Finger Print Laboratories Inc.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

4) CAPITAL TRANSACTIONS

On November 7, 2002 the company issued 450,000 shares of common stock to three individuals for services.

On November 25, 2002 the company issued 21,000 shares of common stock to eight individuals for services.

On April 16, 2003 the company issued 50,000 shares of common stock to four individuals for services.

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

Equipment

The company has capitalized lease liabilities as of June 30, 2003 of $17,302 expiring through August, 2005. Required lease payments are $7,062 in 2003, $7,964 in 2004 and $2,276 in 2005. Equipment operating commitments are $4,080 in 2003.

6) CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During 2002 and 2003 the company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At December 31, 2002, a receivable from one customer represented 32% of total receivables and from another customer represented 22% of receivables. At June 30, 2003 receivables from three customers represented 25% of total receivables.

For the year ended December 31, 2002, sales to one customer represented 25% of total sales. For the six months ended June 30, 2003, sales to one customer accounted for 12% of total sales and to another customer represented 10% of total sales.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


7) SEGMENT ACTIVITY

The Company has two distinct product groups surveillance and intelligence gathering and under vehicle inspection systems. Operations by these product groups for the Six months ended June 30, 2003 and 2002 are as follows:


                                                       Six Months Ending             Six Months Ending
                                                         June 30, 2003                 June 30, 2002
Revenue
Surveillance & Intelligence                                $1,470,860                    $1,629,250
Under Vehicle Inspection                                      719,922                     1,923,059
                                                           -----------                   -----------
Total Revenue                                               2,190,782                     3,552,309
Gross Profit
Surveillance & Intelligence                                $  536,425                     $ 979,642
Under Vehicle Inspection                                      199,419                     1,115,375
                                                           -----------                   -----------
Total Gross Profit                                            735,844                     2,095,017

Assets Employed
Surveillance & Intelligence                                $  917,184                     $ 360,896
Under Vehicle Inspection                                      199,471                       540,343
Unallocated Assets                                            496,198                     1,124,246
                                                           -----------                   -----------
Total Assets                                                1,612,853                     2,025,485
                                                           ===========                   ===========

8) DIVIDEND DECLARED

The Company declared a dividend of $0.01 payable January 31, 2003 to shareholders of record on December 20, 2002. The total amount of the dividend paid was $199,204.

9) CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract whereby it receives design services in exchange for monetary consideration. Under the terms of the agreement, the Company has paid $141,000 as of June 30, 2003. These payments have been expensed in these financial statements. In addition, the Company is required to pay $58,000 monthly from July to October, 2003. Additionally, the Company is required to reimburse the contractor for the contractor's out-of-pocket expenses.

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

Results of Operations

Results of Operations - Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002.

Revenues

     Revenues generated during the three months ended June 30, 2003, aggregated $1,201,937, as compared to $1,242,215 for the three months ended June 30, 2002. The decrease in revenues of $40,278 from the prior period is primarily due to the decreased sales of the under vehicle inspection system as well as our surveillance and intelligence products.

Costs of Goods Sold

     Cost of Goods Sold for the three months ended June 30, 2003, aggregated $824,061 or 69% of revenue, as compared to $625,580 or 50% of revenue for the three months ended June 30, 2002. The increase for the three months ended June 30, 2003 of $198,481, was primarily due a decrease in the sales of the under vehicle inspection system, which is one of the more profitable products sold by the Company. As a result of the decrease in sales of the under vehicle inspection system, the cost of goods sold on a percentage basis of revenue increased. In addition, the increase in the cost of goods sold was also attributable to an increase in the purchase of raw materials by the Company during the period ended June 30, 2003. The Company purchased additional raw materials in order to satisfy purchase orders for the delivery of products in the near future.

Operating Expenses

     Operating Expenses incurred for the three months ended June 30, 2003, aggregated $541,150 or 45% of revenue, as compared to $498,909 or 40% of revenue for the three months ended June 30, 2002.. The increase of $42,241 is directly attributable to the payment of $141,000 to a consultant in connection with the provision of design services. Further, the increase on a percentage basis is due to the fact that the Company has fixed operating expenses associated with costs of maintaining a public company such as legal and accounting fees, which are incurred each quarter. As revenue either increases or decreases, as it did during the three months ended June 30, 2003, the Company's operating expenses remain relatively the same regardless.

Net Income (loss) and Earnings (loss) Per Share

     The net income (loss) and the basic net income (loss) per weighted average share was $(121,259) and $(.01) for the three months ended June 30, 2003, as compared to net income $64,681 and $.00 for the three months ended June 30, 2002. Income from operations decreased from the previous period primarily as a result of an increase in the cost of goods sold and a decrease in revenue.

Results of Operations - Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

Revenues

     Revenues generated during the six months ended June 30, 2003, aggregated $2,190,782, as compared to $3,552,309 for the six months ended June 30, 2002. The decrease in revenues of $1,361,527 from the prior period is primarily due to the decreased sales of the under vehicle inspection system as well as our surveillance and intelligence products.

Costs of Goods Sold

     Cost of Goods Sold for the six months ended June 30, 2003, aggregated $1,454,938 or 66% of revenue, as compared to $1,457,292 or 41% of revenue for the six months ended June 30, 2002. The decrease for the six months ended June 30, 2003 of $2,354, was primarily due to a decrease in sales. However, the percentage increase for the six months ended June 30, 2003 was the result of a decrease in the sales of the under vehicle inspection system, which is one of the more profitable products sold by the Company. As a result of the decrease in sales of the under vehicle inspection system, the cost of goods sold on a percentage basis of revenue increased. In addition, the increase in the cost of goods sold was also attributable to an increase in the purchase of raw materials by the Company during the period ended June 30, 2003. The Company purchased additional raw materials in order to satisfy purchase orders for the delivery of products in the near future.

Operating Expenses

     Operating Expenses incurred for the six months ended June 30, 2003, aggregated $859,047 or 39% of revenue, as compared to $875,464 or 25% of revenue for the six months ended June 30, 2002.The decrease of $16,417 for the six months ended June 30, 2003, was primarily due to the continued implementation by management of a plan to reduce various costs, which was offset by the payment of $141,000 to a consultant in connection with the provision of design services. However, the Company's operating expenses increased by 14% for the six months ended June 30, 2003 on a percentage basis when compared to the six months ended June 30, 2002. This increase on a percentage basis is due to the fact that the Company has fixed operating expenses associated with costs of maintaining a public company such as legal and accounting fees, which are incurred each quarter. As revenue either increases or decreases, as it did during the six months ended June 30, 2003, the Company's operating expenses remain relatively the same regardless. Therefore, although the operating expenses decreased by $16,417 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, this decrease was not reflected on a percentage basis due to a decrease in revenue for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Net Income (loss) and Earnings (loss) Per Share

     The net income (loss) and the basic net income (loss) per weighted average share was $(92,489) and $.00 for the six months ended June 30, 2003, as compared to net income $730,523 and $.04 for the six months ended June 30, 2002. Income from operations decreased from the previous period primarily as a result of an increase in the cost of goods sold and a decrease in revenue.

Liquidity and Capital Resources

     At June 30, 2003, we had working capital of $1,291,007 as compared with $1,356,498 at December 31, 2002. The decrease in the working capital is primarily the result of a decrease in cash and an increase in inventory.

     We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John

H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a director and majority shareholder of the Company and Sirchie owns approximately 42.9% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie.

     Although, we do not believe that we will be entering into any working capital related party loan in the next 12 months, we cannot provide any assurance that we will not enter into a working capital loan with a related party, if the need presents itself.

     As of June 30, 2003, we did not have any financing arrangements in place. We believe that the funds generated from operations will be sufficient to fund our operations for the next 12 months. As of June 30, 2003, we had $248,296 in cash and $747,638 in accounts receivable (net of allowance for doubtful accounts of $20,000) that could be used in connection with funding our operations. As of June 30, 2003, approximately 75.1% of our capital needs are funded from accounts receivables.

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

     Our material funding requirements include lease payments for our office facilities for the year expiring on December 31, 2003 of approximately $138,900, equipment lease payments of $7,062 in 2003, $7,964 in 2004 and $2,276 in 2005, and equipment operating lease commitments of $4,080 in 2003.

Research and Development

     On March 28, 2003, the Company entered into a contract with a consultant for the provision of design services in connection with the Company's surveillance products. As of June 30, 2003, the Company has paid the consultant $141,000 and is required to pay an additional $58,000 from July 2003 through October 2003. We do not have any further definitive plans to commence research and development activities within the near future and we have not designated any funds for this purpose, but we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.

Item 3.  Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          31.1 Certification by Paul Feldman, Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by Paul Feldman, Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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


Dated: August 13, 2003