Form 10QSB
period 2003-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2003-11-14
CIK 1165921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: September 30, 2003

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

                  Yes      X                No
                      ---------                ----------
         As of November 13, 2003, there were issued and outstanding 19,885,436 shares of Common Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                  Yes                       No    X
                      ---------                ----------

                     LAW ENFORCEMENT ASSOCIATES CORPORATION

                                      INDEX
                                      -----

                                                                                                PAGE
                                                                                               NUMBER
                                                                                            ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Consolidated Balance sheet as of September 30, 2003                                    3

         Consolidated Statements of operations for the nine months
                  ending September 30       , 2003 and 2002                                     4

         Consolidated Statements of operations for the three months
                  ending September 30       , 2003 and 2002                                     5

        Consolidated Statements of Stockholders' Equity                                         6

         Consolidated  Statements of cash flows                                                 7

         Notes to financial statements                                                          8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   12

Item 3.   Controls and Procedures                                                              15

PART II.  OTHER INFORMATION                                                                    16
          ----------------

SIGNATURES                                                                                     17

                    Law Enforcement Associates Corporation
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002

                                                                                                  September 30,   December 31,
                                                                                                      2003           2002
                                                                                                   -----------    -----------
  ASSETS

CURRENT ASSETS
       Cash ....................................................................................   $  383,844    $   968,385
       Accounts receivable (net of allowance for doubtful accounts of $20,000) .................      800,344        592,758
       Inventory ...............................................................................      311,386        239,784
       Other current assets ....................................................................      330,729        387,688
                                                                                                   -----------    -----------

             Total current assets ..............................................................    1,826,303      2,188,615

PROPERTY AND EQUIPMENT - net ...................................................................       40,265         63,622
                                                                                                   -----------    -----------

Total assets ...................................................................................   $1,866,568    $ 2,252,237
                                                                                                   ===========    ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accruals ...........................................................   $  231,994    $   192,798
       Dividend payable ........................................................................            -        199,204
       Capitalized leases payable - current ....................................................        9,045         16,802
       Loan payable - Sirchie Fingerprint Lab's inc ............................................      145,500              -
      Income taxes payable ....................................................................             -        410,153
       Prepaid sales deposits ..................................................................       97,514         13,160
                                                                                                   -----------    -----------

             Total current liabilities .........................................................      484,053        832,117

LONG TERM LIABILITIES
       Capitalized leases payable - net of current .............................................        3,264          8,246
                                                                                                   -----------    -----------

             Total long term liabilities .......................................................        3,264          8,246
                                                                                                   -----------    -----------

Total liabilities ..............................................................................      487,317        840,363
                                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY
       Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued .........................            -              -
       Common stock, $0.001 par value, 50,000,000 authorized,
             19,970,433 and 19,920,433 issued and outstanding at
             September 30, 2003 and December 31, 2002, respectively ............................       19,970         19,920
       Paid in capital in excess of par ........................................................      434,291        418,341
       Stock subscription receivable ...........................................................      (30,000)       (30,000)
       Retained earnings .......................................................................      954,990      1,003,613
                                                                                                   -----------    -----------

             Total stockholders' equity ........................................................    1,379,251      1,411,874
                                                                                                   -----------    -----------

Total liabilities and stockholders' equity .....................................................   $1,866,568    $ 2,252,237
                                                                                                   ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                          Law Enforcement Associates Corporation
                            Consolidated Statement of Operations
                       Nine Months Ended September 30, 2003 and 2002

                                                                                 September 30,   September 30,
                                                                                    2003             2002
                                                                                 ------------    ------------
REVENUES ....................................................................... $ 3,594,571    $  4,716,995

COST OF GOODS SOLD .............................................................   2,318,680       1,973,829
                                                                                 ------------    ------------

             Gross profit ......................................................   1,275,891       2,743,166

OPERATING EXPENSES .............................................................   1,338,945       1,325,712
                                                                                 ------------    ------------

Net income (loss) before other income (expenses) and
provision for income taxes .....................................................     (63,054)      1,417,454

OTHER INCOME (EXPENSE)
       Interest (expense) ......................................................      (2,212)         (2,926)
                                                                                 ------------    ------------

             Total other income (expense) ......................................      (2,212)         (2,926)
                                                                                 ------------    ------------

Net income (loss) before provision for income taxes ............................     (65,266)      1,414,528

Provision for income taxes .....................................................     (16,643)        580,000
                                                                                 ------------    ------------

Net income (loss) .............................................................. $   (48,623)    $   834,528
                                                                                 ============    ============
Net income (loss) per weighted average share, basic ............................        0.00           0.04
                                                                                 ============    ============
 Weighted average number of shares .............................................  19,970,433      19,449,433
                                                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
                 Three Months Ended September 30, 2003 and 2002

                                                                                       September 30,   September 30,
                                                                                            2003           2002
                                                                                       ------------    ------------
REVENUES ...........................................................................   $ 1,403,789     $ 1,164,686


COST OF GOODS SOLD .................................................................       863,742         516,537
                                                                                       ------------    ------------

             Gross profit ..........................................................       540,047         648,149

OPERATING EXPENSES .................................................................       479,898         450,248
                                                                                       ------------    ------------

Net income (loss) before other income (expenses) and
provision for income taxes .........................................................        60,149         197,901

OTHER INCOME (EXPENSE)
       Interest (expense) ..........................................................        (1,252)           (896)
                                                                                       ------------    ------------

             Total other income (expense) ..........................................        (1,252)           (896)
                                                                                       ------------    ------------

Net income (loss) before provision for income taxes ................................        58,897         197,005

Provision form income taxes ........................................................        15,031          93,000
                                                                                       ------------    ------------

Net income (loss) ..................................................................   $    43,866     $   104,005
                                                                                       ============    ============
Net income (loss) per weighted average share, basic ................................          0.00            0.01
                                                                                       ============    ============
Weighted average number of shares ..................................................    19,970,433      19,449,433
                                                                                       ============    ============

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity

                                                                      Paid in Capital   Stock                              Total
                              Number of      Common      Preferred       in Excess    Subscription       Retained      Stockholders'
                                Shares        Stock        Stock           of Par      Receivable        Earnings          Equity
                            ------------ ------------  ------------ ----------------  ------------     ------------    -------------
BALANCE, DECEMBER 31, 2001
                             18,849,433   $ 18,849         $ -         $ 194,082             $ -         $479,759       $   692,690

Common stock subscription       600,000        600           -            29,400         (30,000)               -                 -

Contributed capital for
imputed rent expense                  -          -           -             5,250               -                -             5,250

Common stock issued
for service Nov  -2002          150,000        150                        71,850                                             72,000

Common stock issued
for Compensation
Nov. - 2002                     321,000        321                       117,759                                            118,080

Dividend declared December
20, 2002                                                                                                 (199,204)         (199,204)

Net income for the Year
ended
December 31, 2002                     -         -            -                 -               -          723,058           723,058
                            ------------ ------------  ------------ ----------------  ------------     ------------    -------------

BALANCE, December 31, 2002
                             19,920,433   $19,920           $-          $ 418,341       $(30,000)      $1,003,613       $ 1,411,874
                            ------------ ------------  ------------ ----------------  ------------     ------------    -------------

Common stock issued for
service second quarter-2003      500,00          50                        15,950                                            16,000

Net loss for the Nine months
Ended September 30, 2003                                                                                  (48,623)          (48,623)
                            ------------ ------------  ------------ ----------------  ------------      -----------    -------------

BALANCE, September 30, 2003
                             19,970,433   $  19,970    $     -       $    434,291      $ (30,000)       $  954,990     $   1,379,251
                            ============ ============  ============ ================  ============      ===========    =============

    The accompanying notes are an integral part of the financial statements.

                           Law Enforcement Associates Corporation
                            Consolidated Statement of Cash Flows
                       Nine Months Ended September 30, 2003 and 2002

                                                                                September 30 ,  September 30,
                                                                                    2003            2002
                                                                               -------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ....................................................   $   (48,623)   $   834,528

       Adjustments to reconcile net income (loss) to net cash provided (used)
       by operations:
             Depreciation and amortization ..................................        23,357         32,025
             Contributed capital for imputed rent expense ...................             -          5,250
             Common stock issued for services ...............................        16,000              -
       Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable .....................      (207,586)       110,446
             (Increase) decrease in inventory ...............................       (71,602)      (139,608)
             (Increase) decrease in other current assets ....................        56,959          7,314
             Increase (decrease) in accounts payable and other accruals .....        39,196        (38,092)
             Increase (decrease) in income taxes payable ....................      (410,153)       255,567
             Increase (decrease) in customer sales deposits .................        84,354         25,187
                                                                               -------------   -------------

Net cash provided (used) by operating activities ............................      (518,098)     1,092,617
CASH FLOW FROM INVESTING ACTIVITIES:
       Acquisition of fixed assets ..........................................             -        (12,880)

Net cash provided (used) by investing activities ............................             -        (12,880)

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (decrease) in loans payable -related parties ................       145,500       (195,011)
       Increase (decrease) in capital leases payable ........................       (12,739)        (8,571)
       Payment of dividend ..................................................      (199,204)             -
                                                                               -------------   -------------

Net cash provided (used) by financing activities ............................       (66,443)      (203,582)
                                                                               -------------   -------------

Net increase (decrease) in cash .............................................      (584,541)       876,155

CASH - BEGINNING ............................................................       968,385         85,320
                                                                               -------------   -------------

CASH - ENDING ...............................................................   $   383,844    $   961,475
                                                                               =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense ..............................................   $     1,370    $     2,926
                                                                               =============   =============
Cash paid for income taxes ..................................................   $         -    $   332,575
                                                                               =============   =============

     The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002

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

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $20,000 allowance for bad debt balance at September 30, 2003 and December 31, 2002, that had been established, is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

Interim financial information

The financial statements for the three months and nine months ended September 30, 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

2) PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the accelerated and straight-line methods over the estimated useful lives (5-7 years) of the various assets. Property and equipment as of September 30, 2003 and December 31, 2002 consist of the following:

                                                     September 30 , 2003              December 31, 2002
                                                     -------------------              -----------------
Office Furniture & Equip.                                      $ 43,408                       $ 43,408
Leasehold Improvements                                           61,931                         61,931
Machinery & Equipment                                           220,297                        220,297
                                                               --------                       ---------
     Total Property & Equip                                     325,636                        325,636
Accumulated Depreciation                                       (285,371)                      (262,014)
                                                               ---------                      ---------
     Net Property & Equip.                                     $ 40,265                       $ 63,622
                                                               ---------                      ---------

Included in property and equipment at September 30, 2003 are capitalized lease equipment with a value of $187,578 and accumulated depreciation of $165,851.

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

                                                           September 30, 2003          December 31, 2002
                                                           ------------------          -----------------
Statutory federal income tax rate                                 (25%)                       34%
State franchise and income tax                                     0%                          5
Permanent timing differences of expenses                           0%                          1
Effective tax rate                                                (25%)                       40%

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

Equipment

The company has capitalized lease liabilities as of September 30, 2003 of $12,309 expiring through August, 2005. Required lease payments are $2,069 in 2003, $7,964 in 2004 and $2,276 in 2005. Equipment operating commitments are $4,080 in 2003.

6) CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During 2002 and 2003 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

 At December 31, 2002, a receivable from one customer represented 32% of total receivables and from another customer represented 22% of receivables. At September 30, 2003 receivables from three customers represented 26% of total receivables.

For the year ended December 31, 2002, sales to one customer represented 25% of total sales. For the nine months ended September 30, 2003, sales to one customer accounted for 17% of total sales.

7) SEGMENT ACTIVITY

The Company has two distinct product groups surveillance and intelligence gathering and under vehicle inspection systems. Operations by these product groups for the nine months ended September 30, 2003 and 2002 are as follows:


                                  Nine Months Ending      Nine Months Ending
                                  September 30, 2003      September 30, 2002
Revenue
Surveillance & Intelligence           $2,522,960              $2,494,339
Under Vehicle Inspection               1,071,611               2,222,656
                                      -----------             -----------
Total Revenue                          3,594,571               4,716,995

Gross Profit
Surveillance & Intelligence           $1,020,970              $1,454,025
Under Vehicle Inspection                 241,522               1,289,141
                                      -----------             -----------
Total Gross Profit                     1,262,492               2,743,166

Assets Employed
Surveillance & Intelligence            $ 910,855              $  811,442
Under Vehicle Inspection                 383,018                 270,564
Unallocated Assets                       572,695               1,047,166
                                      -----------             -----------
Total Assets                           1,866,568               2,129,172
                                      -----------             -----------


8) DIVIDEND DECLARED

The Company declared a dividend of $0.01 payable January 31, 2003 to shareholders of record on December 20, 2002. The total amount of the dividend paid was $199,204.

9) LOAN PAYABLE - SIRCHIE FINGER PRINT

On August 12, 2003, the Company borrowed $145,500 form Sirchie Finger Print Laboratories, Inc., which owns 42% of the outstanding stock of the Company. The note bears interest at 4.25%. Principal and interest are due ninety days from the date of the note.

10) CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through September 30, $199,000 has been paid on the contract. These payments have been expensed in the financial statements.

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

Results of Operations

Results of Operations - Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Revenues

     Revenues generated during the nine months ended September 30, 2003, aggregated $3,594,571, as compared to $4,716,995 for the nine months ended September 30, 2002. The decrease of $1,122,424 in revenues from the prior year is primarily due to a decrease in sales for our under vehicle inspection system, which was partially offset by the increase in sales of our surveillance and intelligence products.

     Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems. The revenue attributable to the basic surveillance products for the nine months ended September 30, 2003 was $2,522,960 and for the nine months September 30, 2002 was $2,494,339. The revenue attributable for the under vehicle inspection system for the nine months ended September 30, 2003 was $1,071,611 and for the nine months September 30, 2002 was $2,222,656. The decrease was the result of a decrease in sales of the under vehicle inspection system.

Costs of Goods Sold

     Cost of Goods Sold for the nine months ended September 30, 2003, aggregated $2,318,680 or 65% of revenue, as compared to $1,973,829 or 42% of revenue, for the nine months ended September 30, 2002. The increase for the nine months ended September 30, 2003 of $344,851, was primarily due to product mix. The percentage increase for the nine months ended September 30, 2003 was the result of a decrease in the sales of the under vehicle inspection system, which is one of the more profitable products sold by the Company. As a result of the decrease in sales of the under vehicle inspection system, the cost of goods sold on a percentage basis of revenue increased.

     The amount of the cost of goods sold attributable to the sale of surveillance products was $1,488,591 for the nine months ended September 30, 2003 and $1,040,314 for the nine months ended September 30, 2002. The increase was the result of an increase in sales including an increase in sales of lower profit margin products. The amount of cost of good sold attributable to the under vehicle inspection system was $830,089 for the nine months ended September 30, 2003 and $933,515 for the nine months ended September 30, 2002. The decrease was the result of decreases in sales of the under vehicle inspection system for the nine months ended September 30, 2003.

Operating Expenses

     Operating Expenses incurred for the nine months ended September 30, 2003, aggregated $1,338,945 or 37% of revenue, as compared to $1,325,712 or 28% of revenue for nine months ended September 30, 2002. The Company's operating expenses increased by 9% for the nine months ended September 30, 2003 on a percentage basis when compared to the nine months ended September 30, 2002. This increase on a percentage basis is due to the fact that the Company has fixed operating expenses associated with costs of maintaining a public company such as legal and accounting fees, which are incurred each quarter. As revenue either increases or decreases, as it did during the nine months ended September 30, 2003, the Company's operating expenses remain relatively the same regardless. In addition, the Company also incurred an expense of $199,000 in connection with research and development.

Net Income (loss) and Net Income Per Share

     The net income (loss) and the basic net income per weighted average share was $(48,623) and $.00 for the nine months ended September 30, 2003, as compared to net income $834,528 and $.04 for the nine months ended September 30, 2002. Income from operations decreased from the previous period primarily as a result of an increase in the cost of goods sold and a decrease in revenue.

Results of Operations - Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

Revenues

     Revenues generated during the three months ended September 30, 2003, aggregated $1,403,789, as compared to $1,164,686 for the three months ended September 30, 2002. The increase of $239,103 in revenues from the prior year is primarily due to reestablishment of the sales team in an integral geographic area as well as an increase in sales for the three months ended September 30, 2003.

Costs of Goods Sold

     Cost of Goods Sold for the three months ended September 30, 2003, aggregated $863,742 or 62% of revenue, as compared to $516,537 or 44% of revenue for the three months ended September 30, 2002. The increase for the three months ended September 30, 2003 of $347,205, was primarily due a decrease in the sales of the under vehicle inspection system, which is one of the more profitable products sold by the Company. As a result of the decrease in sales of the under vehicle inspection system, the cost of goods sold on a percentage basis of revenue increased.

Operating Expenses

     Operating Expenses incurred for the three months ended September 30, 2003, aggregated $479,898 or 34% of revenue, as compared to $450,248 or 38% of revenue for the three months ended September 30, 2002. The increase of $29,650 is directly attributable to the payment of $199,000 to a consultant in connection with the provision of design services. Further, the decrease on a percentage basis is due to the fact that the Company has fixed operating expenses associated with costs of maintaining a public company such as legal and accounting fees, which are incurred each quarter. As revenue either decreases or increases, as it did during the three months ended September 30, 2003, the Company's operating expenses remain relatively the same regardless.

Net Income and Earnings Per Share

     The net income and the basic net income per weighted average share was $43,866 and $.000 for the three months ended September 30, 2003, as compared to net income $104,005 and $.01 for the three months ended September 30, 2002. Income from operations decreased from the previous year primarily as a result of an increase in the cost of goods sold.

Liquidity and Capital Resources

     At September 30, 2003, we had working capital of $1,342,250 as compared with $1,356,498 at December 31, 2002. The decrease in the working capital is primarily the result of the payment of a dividend in the amount of $199,204 on January 31, 2003 and the payment of income taxes in the amount of $410,153.


     We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John
H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a director and majority shareholder of the Company and Sirchie owns approximately 42.9% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie. On August 12, 2003, in consideration of the receipt of $145,500 from Sirchie, the Company issued a promissory note in the amount of $145,500, which bears interest at the rate of $4.25% and is due 90 days from the date of issuance.

     As of September 30, 2003, we did not have any financing arrangements in place. We believe that the funds generated from operations will be sufficient to fund our operations for the next 12 months. As of September 30, 2003, we had $383,844 in cash and $800,344 in accounts receivable (net of allowance for doubtful accounts of $20,000) that could be used in connection with funding our operations. As of September 30, 2003, approximately 44% of our capital needs are funded from accounts receivables.

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

     Our material funding requirements include lease payments for our office facilities for the year expiring on December 31, 2003 of approximately $138,900, equipment lease payments of $2,069 in 2003, $7,964 in 2004 and $2,276 in 2005, and equipment operating lease commitments of $4,080 in 2003.

Research and Development

     On March 28, 2003, the Company entered into a contract with a consultant for the provision of design services in connection with the Company's surveillance  products.  As of  September  30,  2003,  the  Company has paid the consultant $199,000 and is required to pay an additional $174,000. We do not have any further definitive plans to commence research and development activities within the near future and we have not designated any funds for this purpose, but we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.

Item 3.  Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

                  LAW ENFORCEMENT ASSOCIATES CORPORATION


                  By:/s/ Paul Feldman
                         Paul Feldman, President, Treasurer and Secretary


Dated: November 13, 2003