Form 10KSB
period 2003-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2004-03-30
CIK 1165921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003
                          Commission File No. 000-49907

                     Law Enforcement Associates Corporation
                 (Name of Small Business Issuer in Its Charter)

   Nevada                                                 56-2267438
(State of other jurisdiction of                         (Employer
Incorporation or Organization)                           Identification Number)


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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for our most recent fiscal year were $6,123,104.

The aggregate market value of the voting stock held by non-affiliates of Law Enforcement Associates Corporation was $2,674,651 as of March 23, 2004, based on the average bid and asked price of $.51 per share as of that date.

There were 19,885,436 shares of common stock, $.001 par value, outstanding as of March 23, 2004.

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

          LEA BLOODHOUND GLOBAL POSITIONING TRACKING SYSTEM(TM) utilizes global positioning system technology in order to provide surveillance operatives the ability to conduct discrete vehicle tracking and monitoring. The global positioning system is integrated with a cellular telephone and records longitude and latitude data points anywhere in the United States. A surveillance operative, after affixing the Bloodhound to a vehicle, can contact the Bloodhound Global Positioning System through any telephone and track its movements in real time or download the data points at predetermined intervals. The Bloodhound Global Positioning readings are saved along with time and date, which can then be superimposed onto mapping software, which may be utilized by a standard computer. The software will provide a "track" of where and when a target vehicle has been. The Bloodhound Global Positioning is limited in that an agent will not be able to track a target vehicle when the vehicle is outside of cell phone coverage. However, all data is saved and can be retrieved once the target vehicle re-enters cell phone coverage. This device can be mounted covertly on a target vehicle, and measures a compact size of 3"x4" x1.5".

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

          We reach these customers through a distribution strategy that utilizes approximately five sales representatives that are independent contractors and a four person in-house sales team, direct mailings, catalogs and trade shows as well as our web site on the Internet located at www.leacorp.com

          Marketing

          We market and distribute our products directly to the military, law enforcement agencies, security and corrections personnel through sales representatives and through our web site located at www.leacorp.com, direct mailings, catalogs and trade shows. Management believes that direct sales to end users should allow us to more efficiently and effectively meet customer needs by providing products which are tailored for the customer's individual requirements at a more economical price. Typically we will enter into agreements with each of our sale representatives, which allows the representative to sell our products in a certain geographical area. The agreements provide that the sales representative will receive a commission within the range of 10% to 25% depending on the product sold. The standard agreement also provides that the sales representative will not sell or handle products that compete with our products.

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

          Governmental Regulation

          We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. The U.S. Department of Commerce - Bureau of Industry and Security requires that a license be obtained prior to the export or re export of any device primarily used for the surreptitious interception of wire or oral communications. Because of the limitations imposed by the U.S. Department of Commerce with respect to surreptitious listening devices we are severely restricted in selling our surveillance products outside of the United States. Due to this restriction we do not currently, nor do we have plans in the future to, sell our surveillance products outside of the United States. However, the under vehicle inspection system is not restricted by the U.S. Department of Commerce and may be exported. We have sold the UVIS outside of the United States and intend to continue doing so.

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

          Employees

          As of March 23, 2004, we have a total of approximately 17 employees, of which approximately four were employed within the sales and marketing area and approximately 13 were employed in the manufacturing area. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

          Sirchie owns approximately 41.9% of our common stock. Mr. Carrington, our director and majority shareholder, serves as the President, Chief Executive Officer and a director of Sirchie and also owns 72.1% of its outstanding shares of common stock.

ITEM 3. LEGAL PROCEEDINGS

          From time to time, we may be a party to litigation or other legal proceedings that we would consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the fourth quarter of the current fiscal year through the solicitation of proxies or otherwise.

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


                                 High                  Low
        ----------------- -------------------- ----------------

        2002                      $                     $
        ----------------- -------------------- ----------------
        First Quarter           1.50                  0.35
        ----------------- -------------------- ----------------
        Second Quarter          0.65                  0.15
        ----------------- -------------------- ----------------
        Third Quarter           0.61                  0.15
        ----------------- -------------------- ----------------
        Fourth Quarter          0.52                  0.33
        ----------------- -------------------- ----------------

        2003
        ----------------- -------------------- ----------------
        First Quarter           0.56                  0.25
        ----------------- -------------------- ----------------
        Second Quarter          0.39                  0.21
        ----------------- -------------------- ----------------
        Third Quarter           0.38                  0.19
        ----------------- -------------------- ----------------
        Fourth Quarter          0.40                  0.20
        ----------------- -------------------- ----------------

          The per share closing sales price of the common stock as reported by the OTCBB on March 23, 2003, (the date of the last reported sale) was $0.51. As of March 23, 2003, we had 19 shareholders of record.

          Securities Authorized for Issuance under Equity Compensation Plans

          As of December 31, 2003, we had the following securities authorized for issuance under the equity compensation plans:

                                                                                                            Number of securities
                                                                                                            remaining available
                                                                                                            for future issuance
Plan Category                                      Number of Securities to   Weighted-average               under equity
                                                   be issued upon exercise   exercise price of              compensation plans
                                                   of outstanding options,   outstanding options, warrants  (excluding securities
                                                   warrants and rights       and rights                     reflected in column (a)
Equity compensation plans approved by security
holders                                                       N/A                N/A                                N/A
Equity compensation plans not approved by security
holders                                                     65,000               N/A(1)                           935,000

Total                                                       65,000               N/A(1)                           935,000


          (1) Pursuant to its 2002 Stock Incentive Plan, the Company has issued 65,000 shares of common stock to employees and consultants of the Company. These shares are not options, warrants or rights and, therefore, do not have an exercise price.

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

          RESTRICTIONS ON RESALE

          Certain officers and directors of the Company may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act. The Common Stock acquired under the 2002 Employee Stock Incentive Plan by an affiliate may be re offered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption from the registration requirements of the Securities Act.

          ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

          From time to time, including herein, we may publish "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

          Results of Operations Results of Operations

          Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Revenues for the year ended December 31, 2003, were $6,123,104 as compared to $5,950,690 for the year ended December 31, 2002, which represents an increase of $174,424 (2.9%) The slight increase in revenues from the prior year is primarily due to the increased sales of the under vehicle inspection system. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities. Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

          Costs of Goods Sold

          Cost of Goods Sold for the year ended December 31, 2003 were $3,867,719 as compared to $2,796,132 for the year ended December 31, 2002, an increase of 1,071,587 (38.3%) . This increase was primarily due to the increase in the use of raw materials as a result of increased sales. We expect the increase in our cost of goods sold to continue as we continue to sell additional products, which requires the use of additional raw materials.

          Operating Expenses

          Operating Expenses incurred for the year ended December 31, 2003 were $1,920,742 as compared to $1,946,003 for the year ended December 31, 2002, a decrease of $25,261(1.3%). We expect the operating expenses to continue to increase if the level of sales continue to increase.

          Net Income and Earnings Per Share

          Our net income and the basic net income per weighted average share was $203,428 and $.01 for the year ended December 31, 2003, as compared to $723,058 and $.04, a decrease of 528,630 (731.1%) and $.03 (75%)
     respectively. This decrease was due primarily to the comparative rise of our cost of goods sold as compared to our revenues.

          Other Matters

          Given the current level of heightened security issues facing the United States, we believe that the trend of increased spending on surveillance and related equipment which we sell will continue in the future. We do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

          Liquidity and Capital Resources

          At December 31, 2003, we had working capital of $1,285,921 as compared with $1,356,498 at December 31, 2002, a decrease of $70,577 or 5.2%. We do not believe this slight decrease to be material. We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a director and majority shareholder of our company and Sirchie owns approximately 41.8% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie. During the year ended December 31, 2003, Sirchie made three loans to us totaling $575,000. Each loan carried an interest rate of 4.25% and all the loans were repaid prior to year end. In addition, in december 2003, the company entered into a line of credit with Wachovia Bank in the amount of $750,000. To date, the Company has not drawn down on this line of credit

          If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of our under vehicle inspection system. A decrease in sales in the under vehicle inspection system could have a material impact on our revenue and net income and would effect our long and short term liquidity.

     Research and Development

          In fiscal 2003, we spent approximately $210,000 on research and development for our products and development rights. Although we do not have any definitive plans to commence research and development activities within the near future and we have not designated any funds for this purpose, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is set forth at the end of this report.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and key employees and their ages and positions with us as of December 31, 2002, are as follows:

          Name                        Age              Position
          ----                        ---              --------

         Paul Feldman                  47              President, Treasurer
                                                       And Director

         Inez Neff                     54              Secretary

         John H. Carrington            69              Director

         Anthony Rand                  64              Director

         Matin L. Perry                43              Director

         Kent H. Carrington            42              Director



The following is a brief description of each officer and director listed above:

Paul Feldman has served as our President and Treasurer since August 2001. Mr. Feldman was appointed as a director in May 2003. Mr. Feldman has served as the President of Law Enforcement Associates, Inc. ("LEAI"), our wholly owned subsidiary, since 1993. Mr. Feldman initially joined LEA as the Eastern Regional Sales Manager in 1989. From 1989 to 1993, Mr. Feldman served as the Vice President of Sales for LEAI. Prior to joining our company, Mr. Feldman was employed with United Parcel Service as a manager from 1980 to 1989. Mr. Feldman received a Bachelor of Science from Duke University in 1978.

Inez Neff has served as the Assistant Secretary since August 2001 and was appointed as Secretary in May 2003.. Ms. Neff has served as the Corporate Comptroller of Sirchie Finger Print Laboratories, Inc. since 1976.

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

Anthony Rand has served as a director of our company since May 2003. Mr. Rand is the Senate majority leader for the North Carolina Senate since 1995. Senator Rand earned a B.A. in Political Science from the University of North Carolina , Chapel Hill in 1961 and a J.D. from the University of North Carolina Law School 1964. Senator Rand also is a consultant to Sonorex Inc. and the President of Rand &Gregory, P.A- Senator Rand also serves on numerous Boards and commissions such as the Board of Directors and treasurer, General Alumni Association of the University of North Carolina

Martin Perry has served as a director of our company since May 2003. Mr. Perry graduated from Brigham Young University 1985 with a degree in Communications and played basketball for the Cougars. From 1994 thru 2000 Mr. Perry was involved in Sales and Marketing for B.P.I Inc. and currently is the President of Federal Equipment Distributors, Raleigh North Carolina which works exclusively with the law enforcement community.

Kent Carrington has served as a director of our company since May 2003. Kent Carrington graduated from the University of

North Carolina, Chapel Hill with a B.A. in Journalism in 1987. From 1987-2000 Kent was the Director of Advertising and Marketing for Sirchie Fingerprint Laboratories . 2000-2001 Kent Carrington worked as a Software developer for Sirchie Fingerprint Laboratories. Since 2001 Mr. Carrington has worked as a software developer for Nexthaus Corporation, Raleigh North Carolina.

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the board of directors. The board of directors does not have any committees. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings. Kent Carrington is Sen. John Carrington's son.

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

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2002 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended December 31, 2003 (collectively, the "Named Executive Officers").

                                          SUMMARY COMPENSATION TABLE
                              Annual Compensation                       Long-Term Compensation
                              -------------------                       ----------------------
                                                     Other       Restricted   Securities      LTIP Pay    All Other
Name and Principal      Year    Salary     Bonus     Annual      Stock        Underlying      outs ($)    Compensation
Position                         ($)        ($)      Compens     Award(s)     Options/                    ($)
                                                     -ation        ($)        SAR's (#)

Paul Feldman,           2003    180,631    ---        ---      300,000         ---             ---         ---
President               2002    114,830    ---        ---         ---          ---             ---         ---
                        2001    122,390    ---        ---         ---          ---             ---         ---


Employment and Other Agreements

We have not entered into any employment agreements with any of our named executive officers and directors nor is there any compensatory plan or arrangement with any named executive officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 23, 2004, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                                   Amount of                    Percentage of
                       Name and Address of                         Beneficial                     Beneficial
                        Beneficial Owner                           Ownership                      Ownership
                        ----------------                           ---------                      ---------
         John H. Carrington(1)*                                14,341,022(2)                        72.1%

         Sirchie Finger Print Laboratories, Inc.*               8,333,334(3)                        41.9%

         Paul Feldman (1)(3) *                                    300,000                            1.5%

         Inez Neff(3)*                                                  0                            0.0%

         Anthony Rand(3)*                                          23,386                             **

         Martin L. Perry(3)*                                       25,807                             **

         Kent H. Carrington(3)*                                   121,480                             **



         All Directors and Executive Officers as a
         Group (7 persons)                                     14,811,695                           74.5%


* c/o Law Enforcement Associates Corporation, 100 Hunter Place, Youngsville, North Carolina 27596

** Less than 1%

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

The foregoing table is based upon 19,885,436 shares of common stock outstanding as of March 23, 2004, assuming no other changes in the beneficial ownership of the our securities.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 1, 2002, we entered into a lease with Sirchie Finger Print Laboratories, Inc. ("Sirchie") for approximately 13,800 square feet of space for our Youngsville, North Carolina, headquarters pursuant to a one-year lease expiring on January 31, 2003, at approximately $11,573.34 per month. The lease is automatically renewable for periods of one-year unless either of the parties provides a written notice of termination no later than 120 days prior to the end of the term or renewal term. If our current lease is terminated or not renewed we believe we will be able to lease similar premises at comparable prices. Sirchie owns approximately 41.9% of our common stock. Mr. Carrington, our director and majority shareholder, serves as the President, Chief Executive Officer and a director of Sirchie and also owns 72.1% of its outstanding shares of common stock.

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

Sirchie owns 8,333,334 shares of common stock of our company or 41.9%. Sirchie acquired these shares pursuant to an Agreement for the Exchange of Common Stock entered on December 3, 2001 whereby all of the outstanding shares of common stock of Law Enforcement Associates, Inc. ("LEAI"), our wholly owned subsidiary, were delivered to us and a majority of our outstanding shares of common stock were delivered to Sirchie. We subsequently changed our name from "Academy Resources, Inc." to "Law Enforcement Associates Corporation".

Mr. Carrington, our director and majority shareholder, serves as the President, Chief Executive Officer and a director and also owns 69.1% of Shirchie's outstanding shares of common stock.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

(a) The Exhibits required by Item 601 of Regulation S-B are as follows:

          2.1 Agreement for the Exchange of Common Stock by and between Academy Resources, Inc., Sirchie Finger Print Laboratories, Inc. and Law Enforcement Associates, Inc.(1) 2.2 Agreement by and among Academy Resources, Inc. and Myofis Internet, Inc.(1)
          3.1  Certificate of Incorporation(1)
          3.2  Certificate of Amendment to the Certificate of Incorporation(1)
          3.3  By-laws(1)
          10.1 Real Estate Lease entered between Sirchie Finger Print Laboratories, Inc. and Law Enforcement Associates Corp. dated February 1, 2002.(2)
          21.1 List of Subsidiaries of the Registrant(1)
          31.1 Certification of the Principal Executive Officer and Principal Financial Officer of Law Enforcement Associates Corporation
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of the Principal Executive Officer and Principal
               Financial Officer of Law Enforcement Associates Corporation
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          99.1 Code of Ethics and Business Conduct of Officers, Directors and
               Employees of Law Enforcement Associates Corporation (3)

(1) Previously filed on the Company's Form 10-SB filed July 11, 2002.
(2) Previously filed on the Company's Form 10-SB/A filed September 23, 2002.
(3) Previously filed on the Company's Form 10-KSB filed March 31, 2003.

(b) Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $20,000 and $15,000, respectively.

Audit Related Fees. For the years ended December 31, 2003 and 2002, the Company incurred fees to auditors of $8,270 and $6,500 for audit related fees, respectively.

All Other Fees. No Other fees were billed by auditors for services rendered to the Company.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LAW ENFORCEMENT ASSOCIATES CORPORATION

                                      By: /s/ Paul Feldman
                                          ----------------
                                          Paul Feldman, President and Treasurer

Dated: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                          Title                              Date

 /s/Paul Feldman                President, Treasurer, Director    March 29, 2004
 ----------------               Principal Financial Officer and
    Paul Feldman                Principal Executive Officer


 /s/Inez Neff                   Secretary                         March 29, 2004
  ------------
    Inez Neff

 /s/John H. Carrington          Director                          March 29, 2004
    ------------------
    John H. Carrington


 /s/Martin L. Perry             Director                          March 29, 2004
    ---------------
    Martin L. Perry


 /s/Kent H. Carrington          Director                          March 29, 2004
    ------------------
    Kent H. Carrington

/s/ Anthony Rand                Director                          March 29, 2004
    ------------
    Anthony Rand

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Law Enforcement Associates Corporation


We have audited the accompanying consolidated balance sheets of Law Enforcement Associates Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements present fairly in all material respects, the financial position of Law Enforcement Associates Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Coral Springs, Florida
March 25, 2004

                         Law Enforcement Associates Corporation
                                Consolidated Balance Sheets
                          December 31, 2003 and December 31, 2002

                                                                                 December 31,            December 31,
                                                                                     2003                    2002
   ASSETS
                                                                            ---------------------   --------------------
 CURRENT ASSETS
        Cash                                                                           $ 514,624              $ 968,385
        Accounts receivable (net of allowance for doubtful accounts of
        ($21,509 &  $20,000)                                                           1,098,195                592,758
        Inventory                                                                        241,162                239,784
        Other current assets                                                             161,653                387,688
                                                                            ---------------------   --------------------
                                                                             .
              Total current assets                                                     2,015,634              2,188,615

 PROPERTY AND EQUIPMENT - net                                                             35,106                 63,622
                                                                            ---------------------   --------------------

 OTHER NON-CURRENT ASSETS
        Deferred charges                                                                 125,958                      -
                                                                            ---------------------   --------------------
              Total non-current assets                                                   125,958                      -

 Total assets                                                                        $ 2,176,698            $ 2,252,237
                                                                            =====================   ====================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Accounts payable and accruals                                                  $ 372,167              $ 192,798
        Dividend payable                                                                       -                199,204
        Capitalized leases payable - current                                               7,092                 16,802
        Income taxes payable                                                              65,710                410,153
        Prepaid sales deposits                                                            35,456                 13,160
                                                                            ---------------------   --------------------

              Total current liabilities                                                  480,425                832,117

 LONG TERM LIABILITIES
        Deferred tax liability                                                            59,820                      -
        Capitalized leases payable - net of current                                        2,251                  8,246
                                                                            ---------------------   --------------------

              Total long term liabilities                                                 62,071                  8,246
                                                                            ---------------------   --------------------

 Total liabilities                                                                       542,496                840,363
                                                                            ---------------------   --------------------

 STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                        -                      -
        Common stock, $0.001 par value, 50,000,000 authorized,
              19,885,433 and 19,920,433 issued and outstanding at
              December 31, 2003 and December 31, 2002, respectively                       19,885                 19,920
        Paid in capital in excess of par                                                 407,526                418,341
        Stock subscription receivable                                                          -                (30,000)
        Retained earnings                                                              1,206,791              1,003,613
                                                                            ---------------------   --------------------

              Total stockholders' equity                                               1,634,202              1,411,874
                                                                            ---------------------   --------------------

 Total liabilities and stockholders' equity                                          $ 2,176,698            $ 2,252,237
                                                                            =====================   ====================

    The accompanying notes are an integral part of the financial statements.

                          Law Enforcement Associates Corporation
                           Consolidated Statement of Operations
                      For the Years Ended December 31, 2003 and 2002

                                                                              December 31,           December 31,
                                                                                  2003                   2002
                                                                          ---------------------   --------------------

 REVENUES                                                                          $ 6,123,104            $ 5,950,680

 COST OF GOODS SOLD                                                                  3,657,182              2,796,132
                                                                          ---------------------   --------------------

              Gross profit                                                           2,465,922              3,154,548

 RESEARCH AND DEVELOPMENT                                                              210,537                      -
 OPERATING EXPENSES                                                                  1,920,742              1,946,003
                                                                          ---------------------   --------------------

              Total Research, Development and Operating Expenses                     2,131,279              1,946,003

                                                                          ---------------------   --------------------
 Net income (loss) before other income (expenses) and
 provision for income taxes                                                            334,643              1,208,545

 OTHER INCOME (EXPENSE)
        Gain (loss) on sale of fixed assets                                                  -                     99
        Interest (expense)                                                              (5,935)                (3,548)
                                                                          ---------------------   --------------------

              Total other income (expense)                                              (5,935)                (3,449)
                                                                          ---------------------   --------------------

 Net income (loss) before provision for income taxes                                   328,708              1,205,096

 Provision for income taxes                                                            125,530                482,038
                                                                          ---------------------   --------------------

 Net income (loss)                                                                   $ 203,178              $ 723,058
                                                                          =====================   ====================
 Net income (loss) per weighted average share, basic                                      0.01                   0.04
                                                                          =====================   ====================
 Weighted average number of shares                                                  19,947,548             19,920,433
                                                                          =====================   ====================

    The accompanying notes are an integral part of the financial statements.

                          Law Enforcement Associates Corporation
                           Consolidated Statement of Operations
                       Three Months Ended December 31, 2003 and 2002

                                                                             December 31,           December 31,
                                                                                 2003                   2002
                                                                         ---------------------   --------------------
 REVENUES                                                                          2,528,533              1,233,685


 COST OF GOODS SOLD                                                                1,549,039                822,303
                                                                        ---------------------   --------------------

              Gross profit                                                           979,494                411,382

 RESEARCH AND DEVELOPMENT                                                                  -                      -
 OPERATING EXPENSES                                                                  581,797                620,291
                                                                        ---------------------   --------------------

              Total Research, Development and Operating Expenses                     581,797                620,291

                                                                         ---------------------   --------------------
 Net income (loss) before other income (expenses) and
 provision for income taxes                                                          397,697               (208,909)

 OTHER INCOME (EXPENSE)
        Gain (loss) on sale of fixed assets                                                -                     99
        Interest (expense)                                                            (3,723)                  (622)
                                                                        ---------------------   --------------------

              Total other income (expense)                                            (3,723)                  (523)
                                                                        ---------------------   --------------------

 Net income (loss) before provision for income taxes                                 393,974               (209,432)

 Provision form income taxes                                                         142,173                (97,962)
                                                                        ---------------------   --------------------

 Net income (loss)                                                                 $ 251,801             $ (111,470)
                                                                        =====================   ====================
  Net income (loss) per weighted average share, basic                                   0.01                  (0.01)
                                                                        =====================   ====================
  Weighted average number of shares                                               19,956,933             19,920,433
                                                                        =====================   ====================

    The accompanying notes are an integral part of the financial statements.

                           Consolidated Statement of Cash Flows
                          Years Ended December 31, 2003 and 2002

                                                                                      December 31,           December 31,
                                                                                          2003                   2002
                                                                                  ---------------------   --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                    $ 203,178              $ 723,058

        Adjustments to reconcile net income (loss) to net cash provided (used)
        by operations:
              Depreciation and amortization                                                     28,516                 40,824
              Gain on sale of fixed assets                                                           -                    (99)
              Imputed rent expense                                                                   -                  5,250
              Common stock issued for services                                                  19,150                190,080
        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                      (505,437)               479,163
              (Increase) decrease in inventory                                                  (1,378)               (48,921)
              (Increase) decrease in other current assets                                      226,035               (382,295)
              Increase (decrease) in accounts payable and other accruals                       179,369                (94,931)
              Increase (decrease) in income taxes payable                                     (284,623)               229,153
              Increase (decrease) in customer sales deposits                                    22,296                (44,289)
                                                                                  ---------------------   --------------------

 Net cash provided (used) by operating activities                                             (112,894)             1,096,993
 CASH FLOW FROM INVESTING ACTIVITIES:
        Payments for new product development                                                  (125,958)                 - 0 -
        Payments for fixed assets                                                                - 0 -                (11,807)
        Proceeds from the sale of fixed assets                                                       -                  5,230
                                                                                  ---------------------   --------------------

 Net cash provided (used) by investing activities                                             (125,958)                (6,577)

 CASH FLOW FROM FINANCING ACTIVITIES:
        Increases in loans payable -related parties                                            575,500                  - 0 -
         (Decreases) in loans payable -related parties                                        (575,500)              (195,011)
        (Decrease) in capital leases payable                                                   (15,705)               (12,340)
                                                                                  ---------------------   --------------------
        Payment of dividend                                                                   (199,204)                 - 0 -
                                                                                  ---------------------   --------------------

 Net cash provided (used) by financing activities                                             (214,909)              (207,351)
                                                                                  ---------------------   --------------------

 Net increase (decrease) in cash                                                              (453,761)               883,065

 CASH - BEGINNING                                                                              968,385                 85,320
                                                                                  ---------------------   --------------------

 CASH - ENDING                                                                               $ 514,624              $ 968,385
                                                                                  =====================   ====================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest expense                                                                $ 5,935                $ 3,548
                                                                                  =====================   ====================
 Cash paid for income taxes                                                                  $ 180,203              $ 640,575
                                                                                  =====================   ====================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

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

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $21,509 allowance for bad debt balance at December 31, 2003 and $20,000 at December 31, 2002 that had been established, is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

2) PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the accelerated and straight-line methods over the estimated useful lives (5-7 years) of the various assets. Property and equipment as of December 31, 2003 and 2002 consist of the following:

                                                       December 31, 2003              December 31, 2002
                                                       -----------------              -----------------
Office Furniture & Equip.                                       $ 43,408                       $ 43,408
Leasehold Improvements                                            61,931                         61,931
Machinery & Equipment                                             220297                         220297
                                                                  ------                         ------
     Total Property & Equip                                      325,636                        325,636
Accumulated Depreciation                                       (290,530)                      (262,014)
                                                               ---------                      ---------
     Net Property & Equip.                                      $ 35,106                       $ 63,622
                                                                --------                       --------

Included in property and equipment at December 31, 2003 are capitalized lease equipment with a value of $187,578 and accumulated depreciation of $175, 688.

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

                                                            December 31, 2003          December 31, 2002
                                                            -----------------          -----------------
Statutory federal income tax rate                                  34%                        34%
State franchise and income tax                                     5%                          5
Timing differences of expenses                                    (1)%                         1
Effective tax rate                                                 38%                         40%

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

On November 12, 2003 the company issued 15,000 shares of common stock to two individuals for services

The common stock subscription was satisfied with the return of 100,000 shares of stock, which were subsequently cancelled.

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

Equipment

The company has capitalized lease liabilities as of December 31, 2003 of $9343. expiring through August, 2005. Required lease payments are, $7,092 in 2004 and $2,251 in 2005. Equipment operating commitments are $4,080 in 2004.

6) CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During 2002 and 2003 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

 At December 31, 2002, a receivable from one customer represented 32% of total receivables and from another customer represented 22% of receivables. At December 31, 2003 receivables from three customers represented 26% of total receivables.

For the year ended December 31, 2002, sales to one customer represented 25% of total sales. For the year ended December 31, 2003, sales to one customer accounted for 17% of total sales.


7) DIVIDEND DECLARED

The Company declared a dividend of $0.01 payable January 31, 2003 to shareholders of record on December 20, 2002. The total amount of the dividend paid was $199,204.

8) LOAN PAYABLE - SIRCHIE FINGER PRINT

On August 12, 2003. the Company borrowed $145,500 from Sirchie Finger Print Laboratories, Inc., which owns 42% of the outstanding stock of the Company. The note bears interest at 4.25%. Principal and interest are due ninety days from the date of the note. Sirchie has also provided other short term working capital advances. All notes and advances have been repaid by December 31, 2003.

9) CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for technology research and product design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through December 31, 2003, $336,495 has been paid on the contract. Of these payments, $210,537 has been expensed as research and development and $125,958 is included in deferred charges, as new product development.

10 NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," providing for an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's adoption of the interim disclosure provisions of SFAS 148 did not affect our financial position.

The FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) in January 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. This FASB is not applicable to the company since the company does not have any variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.