Form 10QSB
period 2004-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2004-05-12
CIK 1165921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                        For Quarter Ended: March 31, 2004

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

As of May 12, 2004, there were issued and outstanding 20,505,436 shares of Common Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                  Yes                       No          X
                       ---------                ----------

                     LAW ENFORCEMENT ASSOCIATES CORPORATION

                                      INDEX
                                      -----

                                                                                  PAGE
                                                                                 NUMBER
                                                                                ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003       3

         Consolidated Statements of Operations for the three months
                  ending March 31, 2004 and 2003                                   4

         Consolidated Statements of Stockholders' Equity as of March 31, 2004      5

         Consolidated Statements of Cash Flows for the three months
                  ending March 31, 2004 and 2003                                   6

         Notes to financial statements                                            7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       11

Item 3.   Controls and Procedures                                                  12

PART II.  OTHER INFORMATION                                                        13
          ----------------

SIGNATURES                                                                         14

                     Law Enforcement Associates Corporation
                           Consolidated Balance Sheets

                                                                                      March 31,             December 31,
                                                                                        2004                   2003
   ASSETS                                                                                                    (Audited)
                                                                                 --------------------   ---------------------
 CURRENT ASSETS
        Cash                                                                               $ 777,643               $ 514,624
        Accounts receivable (net of allowance for doubtful accounts of $21,509)              699,790               1,098,195
        Inventory                                                                            228,422                 241,162
        Other current assets                                                                 329,226                 161,653
                                                                                 --------------------   ---------------------
              Total current assets                                                         2,035,081               2,015,634

 PROPERTY AND EQUIPMENT - net                                                                 31,687                  35,106
                                                                                 --------------------   ---------------------
 OTHER NON-CURRENT ASSETS
        Deferred charges                                                                     188,839                 125,958
                                                                                 --------------------   ---------------------
              Total non-current assets                                                       188,839                 125,958
                                                                                 --------------------   ---------------------

 Total assets                                                                            $ 2,255,607             $ 2,176,698
                                                                                 ====================   =====================


                             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Accounts payable and accruals                                                      $ 198,082               $ 372,167
        Capitalized leases payable - current                                                   3,766                   7,092
        Income taxes payable                                                                 169,510                  65,710
        Prepaid sales deposits                                                                 4,818                  35,456
                                                                                 --------------------   ---------------------
              Total current liabilities                                                      376,176                 480,425

 LONG TERM LIABILITIES
        Deferred tax liability                                                                63,620                  59,820
        Capitalized leases payable - net of current                                            1,412                   2,251
                                                                                 --------------------   ---------------------
              Total long term liabilities                                                     65,032                  62,071
                                                                                 --------------------   ---------------------
 Total liabilities                                                                           441,208                 542,496
                                                                                 --------------------   ---------------------

 STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued and outstanding            -                       -
        Common stock $0.001 par value, 50,000,000 authorized,
              19,885,433 issued and outstanding.
                                                                                              19,885                  19,885
        Paid in capital in excess of par                                                     407,526                 407,526
        Retained earnings                                                                  1,386,988               1,206,791
                                                                                 --------------------   ---------------------
              Total stockholders' equity                                                   1,814,399               1,634,202
                                                                                 --------------------   ---------------------
 Total liabilities and stockholders' equity                                              $ 2,255,607             $ 2,176,698
                                                                                 ====================   =====================

          The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
               For the Three Months Ended March 31, 2004 and 2003

                                                                                          March 31,              March 31,
                                                                                            2004                    2003
                                                                                 --------------------   ---------------------
 REVENUES                                                                                $ 1,290,110               $ 988,845
 COST OF GOODS SOLD                                                                          610,115                 630,877
                                                                                 --------------------   ---------------------
              Gross profit                                                                   679,995                 357,968

 OPERATING EXPENSES                                                                          392,062                 317,897
                                                                                 --------------------   ---------------------
              Total operating expenses                                                       392,062                 317,897
                                                                                 --------------------   ---------------------
 Net income (loss) before other income (expenses) and
 provision for income taxes                                                                  287,933                  40,071
                                                                                 --------------------   ---------------------

 OTHER INCOME (EXPENSE)
        Interest (expense)                                                                      (136)                   (528)
                                                                                 --------------------   ---------------------
              Total other income (expense)                                                      (136)                   (528)
                                                                                 --------------------   ---------------------
 Net income (loss) before provision for income taxes                                         287,797                  39,543
 Provision for income taxes                                                                  107,600                  10,773
                                                                                 --------------------   ---------------------
 Net income (loss)                                                                         $ 180,197                $ 28,770
                                                                                 ====================   =====================
 Net income (loss) per weighted average share, basic and diluted                               $0.01                   $0.00
                                                                                 ====================   =====================
 Weighted average number of shares                                                        19,885,433              19,920,433
                                                                                 ====================   =====================

          The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity

                                                                   Paid in Capital      Stock                        Total
                                Number of     Common    Preferred    in Excess       Subscription       Retained   Stockholders'
                                  Shares      Stock       Stock       of Par          Receivable        Earnings      Equity
                                -----------  ---------  ---------  -------------   -------------    ------------  ------------
BALANCE, December 31, 2002      19,920,433   $ 19,920        $ -      $ 418,341       $ (30,000)    $ 1,003,613   $ 1,411,874


Common stock issued for service
second quarter 2003                 50,000         50                    15,950                                        16,000

Common stock issued for service
second quarter 2003                 15,000         15                     3,135                                         3,150

Stock subscription settlement     (100,000)      (100)                  (29,900)         30,000                             -

Net income for the Year
ended December 31, 2003                                                                                 203,178       203,178
                                -----------  ---------  ---------  -------------  --------------    ------------  ------------
BALANCE, December 31, 2003      19,885,433   $ 19,885        $ -      $ 407,526             $ -     $ 1,206,791   $ 1,634,202

Net income for the three months
ended March 31, 2004                                                                                    180,197       180,197
                                -----------  ---------  ---------  -------------  --------------    ------------  ------------

BALANCE, March 31, 2004         19,885,433   $ 19,885        $ -      $ 407,526             $ -      $ 1,386,988   $1,814,399
                                ===========  =========  =========  =============  ==============    ============  ============

          The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2004 and 2003

                                                                                        March 31,              March 31,
                                                                                          2004                    2003
                                                                                 --------------------   ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                  $ 180,197                $ 28,770
        Adjustments to reconcile net income (loss) to net cash provided (used)
        by operations:
              Depreciation and amortization                                                    3,419                   8,119
        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                     398,405                (130,343)
              (Increase) decrease in inventory                                                12,740                   8,278
              (Increase) decrease in other current assets                                   (167,573)                182,688
              Increase (decrease) in accounts payable and other accruals                    (174,085)                (61,760)
              Increase (decrease) in income taxes payable                                    107,600                (351,533)
              Increase (decrease) in customer sales deposits                                 (30,638)                  7,535
                                                                                 --------------------   ---------------------
 Net cash provided (used) by operating activities                                            330,065                (308,246)

 CASH FLOW FROM INVESTING ACTIVITIES:
        Payments for deferred charge                                                         (62,881)                      -
                                                                                 --------------------   ---------------------
 Net cash provided (used) by investing activities                                            (62,881)                      -

 CASH FLOW FROM FINANCING ACTIVITIES:
        Payment of capital leases payable                                                     (4,165)                 (3,861)
        Payment of dividend                                                                        -                (199,204)
                                                                                 --------------------   ---------------------
 Net cash provided (used) by financing activities                                             (4,165)               (203,065)
                                                                                 --------------------   ---------------------
 Net increase (decrease) in cash                                                             263,019                (511,311)

 CASH - BEGINNING                                                                            514,624                 968,385
                                                                                 --------------------   ---------------------
 CASH - ENDING                                                                             $ 777,643               $ 457,074
                                                                                 ====================   =====================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                                $ 136                   $ 528
                                                                                 ====================   =====================
 Cash paid for income taxes                                                                $ 160,500               $ 179,653
                                                                                 ====================   =====================

          The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

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

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


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

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The allowance for bad debt balance at March 31, 2004 and December 31, 2003 of $21,509 and $21,509, respectively, is that which has been established by management and is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.


Research & Development

Research and development costs are expensed as incurred. Costs for product development are capitalized and amortized based on the expected useful life of the product


Interim Statements

The financial statements for the three months ending March 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three months are not indicative of a full year results.


Segment Reporting

Management does not utilize specific segmentation of its business lines for control, analysis, asset and capital allocations.


2) PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the accelerated and straight-line methods over the estimated useful lives (5-7 years) of the various assets. Property and equipment as of March 31, 2004 and December 31, 2003 consist of the following:

                               March 31, 2004              December 31, 2003
                               --------------              -----------------
Office Furniture & Equip.            $ 43,408                       $ 43,408
Leasehold Improvements                 61,931                         61,931
Machinery & Equipment                 207,531                        220,297
                                      -------                        -------
   Total Property & Equip             312,870                        325,636
Accumulated Depreciation             (281,183)                      (290,530)
                                    ---------                      ---------
     Net Property & Equip.           $ 31,687                       $ 35,106
                                     ========                       ========

Included in property and equipment at March 31, 2004 are capitalized lease equipment with a value of $200,459 and accumulated depreciation of $178,367. In the first quarter of 2004, $ 12,766 of fully depreciated assets were retired.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


3) INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. The principle temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid. The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statement of operations are for the quarter ended:

                                   March 31, 2004            December 31, 2003
                                   --------------            -----------------
Statutory federal income tax rate        34%                        34%
State franchise and income tax           5%                         5%
Permanent difference                     -2%                        -1%
Effective tax rate                       37%                        38%

Prior to the December 2001 merger, Law Enforcement Associates, Inc. filed a consolidated income tax return as a subsidiary of the Sirchie Finger Print Laboratories Inc.

4) CAPITAL TRANSACTIONS

On April 16, 2003 the company issued 50,000 shares of common stock to four individuals for services.

On November 12, 2003 the company issued 15,000 shares of common stock to two individuals for services.

In October 2003, the common stock subscription was satisfied with the return of 100,000 shares of stock, which were subsequently cancelled.

5) LEASE COMMITMENTS

Facilities

The Company's lease for its office facilities expired on December 31, 2003. It executed, on the same terms, a new lease agreement commencing January 1, 2004 and ending on December 31, 2004 for approximately $138,900. This lease is with Sirchie Finger Print Laboratories, Inc. (Sirchie) the majority stockholder of the company.

Equipment

The company has capitalized lease liabilities as of March 31, 2004 of $5,178. expiring through August, 2005. Required lease payments are, $3,766 in 2004 and $1,412 in 2005. Equipment operating commitments are $4,080 in 2004.

6) CONCENTRATION OF RISK

The  company  places its cash in high  credit  quality  financial  institutions.
During 2003 and through March 31, 2004 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At December 31, 2003 receivables from four customers represented 42% of total receivables. At March 31, 2004 receivables from three customers represented 39% of total receivables

For the year ended December 31, 2003, sales to two customers accounted for 26% of total sales. For the three months ended March 31, 2004, sales to two customer represented 37% of total sales.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


7) DIVIDEND DECLARED

The  Company   declared  a  dividend  of  $0.01  payable  January  31,  2003  to shareholders of record on December 20, 2002. The total amount of the dividend paid was $199,204.

8) LOAN PAYABLE - RELATED PARTY

On August 12, 2003. the Company borrowed $145,500 from Sirchie Finger Print Laboratories, Inc., which owns 42% of the outstanding stock of the Company. The note bears interest at 4.25%. Principal and interest are due ninety days from the date of the note. Sirchie has also provided other short term working capital advances. All notes and advances have been repaid by December 31, 2003.

9) CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through December 31, 2003, $315,000 had been paid on the contract. Of these payments, $189,042 had been expensed in the financial statements as research and development and $125,958 was included in deferred charges as product development costs. For the three months ended March 31, 2004, $62,881 has been paid on the contract and has been included in deferred charges. Starting in June, 2004, the Company expects to begin amortizing the deferred charge balance over five years; its estimated useful life.

10) NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends SFAS 123"Accounting for Stock-Based Compensation," providing for an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's adoption of the interim disclosure provisions of SFAS 148 did not affect our financial position.

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

Results of Operations Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

         Revenues for the three months ended March 31, 2004, were $1,290,110 as compared to $988,845 for the three months ended March 31, 2003, which represents an increase of approximately $300,000 (30%). The increase in revenues from the prior three months is primarily due to the increased sales of our surveillance equipment. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities. Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold

         Cost of Goods Sold for the three months ended March 31, 2004 were $610,115 as compared to $630,877 for the three months ended March 31, 2003, a decrease of approximately $20,000 (3%). This decrease was the result of increased sales of products which have a lower manufacturing cost.

Operating Expenses

         Operating Expenses incurred for the three months ended March 31, 2004 were $392,062 as compared to $317,897 for the three months ended March 31, 2003, an increase of $74,000 (23%). This increase was primarily due to an increase in our sales, which resulted in the increase in general and administrative expenses as commissions increases.

         We expect the operating expenses to decrease while we continue to attempt to decrease expenses, however the decreases may be offset if the level of sales continue to increase.

Net Income and Earnings Per Share

         Our net income before taxes for the three months ended March 31, 2004 was $287,797 as compared to $39,543 for the three months ended March 31, 2003, an increase of approximately $250,000 (620%). Our net income after provision for income tax and the basic net income per weighted average share was $180,197 and $.01 for the three months ended March 31, 2004, as compared to $28,770 and $.00, an increase of approximately $151,000 (528%). This increase was due primarily to sales in our core surveillance business.

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

Liquidity and Capital Resources

         At March 31, 2004, we had working capital of $1,658,905. We have no debt, but we have establish a $750,000 line of credit with Wachovia Bank upon which we have not drawn. We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a director and majority shareholder of our company and Sirchie owns approximately 41.8% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie.

Item 3. Controls and Procedures

         As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities And Use of Proceeds

         On April 20, 2004, the Company issued an aggregate of 620,000 shares of common stock to directors of the Company in consideration for services provided to the Company.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

            31.1 Certification by Paul Feldman, Principal Executive Officer and Principal Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification by Paul Feldman, Principal Executive Officer and Principal Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LAW ENFORCEMENT ASSOCIATES CORPORATION


                           By:  /s/ Paul Feldman
                                -----------------
                                    Paul Feldman, President,
                                    Treasurer and Secretary


Dated: May 12, 2004