Form 10QSB
period 2004-06-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2004-08-16
CIK 1165921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2004


                     LAW ENFORCEMENT ASSOCIATES CORPORATION
             (Exact name of registrant as Specified in its charter)

         Nevada                      000-49907                 56-2267438
(State or other jurisdiction  (Commission file number)      (IRS Employer
      of incorporation)                                  Identification Number)

                     100 Hunter Place, Youngsville, NC 27596


Registrant's telephone number, including area code:    (919) 554-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
     Yes  [X]                 No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 23,305,433 Shares of Common Stock (no par value).


Transitional Small Business Disclosure Format (check one)
    Yes  [ ]                   No [X]


                                     INDEX                                            Page


PART  I:    FINANCIAL INFORMATION

Item 1 - Financial Statements
           Balance Sheets, June 30, 2004 and December 31, 2003......................... F-2
           Consolidated Statement of Operations, Six Months ended June 30,
           2004 and June 30, 2003...................................................... F-3
           Consolidated Statement of Operations,Three Months ended June 30, 2004 and June 30, 2003........................................................... F-4
           Consolidated Statement of Stockholders' Equity.............................. F-5
           Consolidated Statement of Cash Flows, June 30, 2004 and June 30, 2003....... F-6
           Notes to Financial Statements............................................... F-7
Item 2 -  Management's discussion and analysis of financial condition and results of operations



PART  II:   OTHER INFORMATION

Item 1 - Legal Proceedings............................................................  F-1

Item 2 - Changes in Securities........................................................    3

Item 3 - Defaults Upon Senior Securities..............................................    6

Item 4 - Submission of Matters to a Vote of Security Holders..........................    6

Item 5 - Other Information............................................................    6

Item 1. Financial Statements

                            Law Enforcement Associates Corporation
                                  Consolidated Balance Sheets

                                                                                            June 30,              December 31,
                                                                                              2004                   2003
   ASSETS                                                                                  (unaudited)
                                                                                   --------------------   ---------------------

 CURRENT ASSETS
        Cash                                                                                 $ 417,978               $ 514,624
        Accounts receivable (net of allowance for doubtful accounts of $21,509).               752,389               1,098,195
        Inventory                                                                            1,263,746                 241,162
        Other current assets                                                                   483,168                 161,653
                                                                                   --------------------   ---------------------

              Total current assets                                                           2,917,281               2,015,634

 PROPERTY AND EQUIPMENT - net                                                                1,009,114                  35,106
                                                                                   --------------------   ---------------------

 OTHER NON-CURRENT ASSETS
        Goodwill                                                                             1,071,062                       -
        Deferred charges                                                                       635,839                 125,958
                                                                                   --------------------   ---------------------
              Total non-current assets                                                       1,706,901                 125,958
                                                                                   --------------------   ---------------------

 Total assets                                                                              $ 5,633,296             $ 2,176,698
                                                                                   ====================   =====================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Accounts payable and accruals                                                        $ 196,327               $ 372,167
        Capitalized leases payable - current                                                     4,357                   7,092
        Note payable- current                                                                  107,045                       -
        Income taxes payable                                                                         -                  65,710
        Prepaid sales deposits                                                                   6,327                  35,456
                                                                                   --------------------   ---------------------

              Total current liabilities                                                        314,056                 480,425

 LONG TERM LIABILITIES
        Deferred tax liability                                                                  84,558                  59,820
        Note payable- net of current                                                           200,675                       -
        Capitalized leases payable-net of current                                                    -                   2,251
        Contingent liability                                                                 1,080,000                       -
                                                                                   --------------------   ---------------------

              Total long term liabilities                                                    1,365,233                  62,071
                                                                                   --------------------   ---------------------

 Total liabilities                                                                           1,679,289                 542,496
                                                                                   --------------------   ---------------------

 STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 1,000,000 authorized,
              0 issued and outstanding                                                               -                       -
        Common stock, $0.001 par value, 50,000,000 authorized,
              23,305,433 issued and outstanding at June 30, 2004 and 19,885,433 at December 31, 2003, respectively
                                                                                                23,305                  19,885
        Paid in capital in excess of par                                                     2,986,106                 407,526
        Retained earnings                                                                      944,596               1,206,791
                                                                                   --------------------   ---------------------

              Total stockholders' equity                                                     3,954,007               1,634,202
                                                                                   --------------------   ---------------------

 Total liabilities and stockholders' equity                                                $ 5,633,296             $ 2,176,698
                                                                                   ====================   =====================



    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
                     Six Months Ended June 30, 2004 and 2003

                                                                                            June 30,                June 30,
                                                                                              2004                    2003
                                                                                   --------------------   ---------------------

 REVENUES                                                                                  $ 2,614,947             $ 2,190,782

 COST OF GOODS SOLD                                                                          1,498,180               1,454,938
                                                                                   --------------------   ---------------------

              Gross profit                                                                   1,116,767                 735,844

 OPERATING EXPENSES                                                                          1,531,463                 859,047
                                                                                   --------------------   ---------------------

              Total operating expenses                                                       1,531,463                 859,047
                                                                                   --------------------   ---------------------

 Net income (loss) before other income (expenses) and
 provision for income taxes                                                                   (414,696)               (123,203)
                                                                                   --------------------   ---------------------

 OTHER INCOME (EXPENSE)
        Interest (expense)                                                                      (1,486)                   (960)
                                                                                   --------------------   ---------------------

              Total other income (expense)                                                      (1,486)                   (960)
                                                                                   --------------------   ---------------------

 Net income (loss) before provision for income taxes                                          (416,182)               (124,163)

 Provision for income taxes                                                                   (153,987)                (31,674)
                                                                                   --------------------   ---------------------

 Net income (loss)                                                                          $ (262,195)              $ (92,489)
                                                                                   ====================   =====================
 Net income (loss) per weighted average share, basic and diluted                                ($0.01)                  $0.00
                                                                                   ====================   =====================
 Weighted average number of shares                                                          20,118,290              19,970,433
                                                                                   ====================   =====================



    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
                    Three Months Ended June 30, 2004 and 2003

                                                                                          June 30,                June 30,
                                                                                            2004                    2003
                                                                                   --------------------   ---------------------
   REVENUES                                                                                  1,324,837               1,201,937


 COST OF GOODS SOLD                                                                            888,065                 824,061
                                                                                   --------------------   ---------------------

              Gross profit                                                                     436,772                 377,876

 OPERATING EXPENSES                                                                          1,139,401                 541,150
                                                                                   --------------------   ---------------------

 Net income (loss) before other income (expenses) and
 provision for income taxes                                                                   (702,629)               (163,274)

 OTHER INCOME (EXPENSE)
        Interest (expense)                                                                      (1,350)                   (432)
                                                                                   --------------------   ---------------------

              Total other income (expense)                                                      (1,350)                   (432)
                                                                                   --------------------   ---------------------

 Net income (loss) before provision for income taxes                                          (703,979)               (163,706)

 Provision form income taxes                                                                  (261,587)                (42,447)
                                                                                   --------------------   ---------------------

 Net income (loss)                                                                          $ (442,392)             $ (121,259)
                                                                                   ====================   =====================
 Net income (loss) per weighted average share, basic and diluted                                ($0.02)                 ($0.01)
                                                                                   ====================   =====================
 Weighted average number of shares                                                          20,537,433              19,970,433
                                                                                   ====================   =====================


    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity

                                                                Paid in Capital        Stock          Retained           Total
                                Number of           Common         in Excess       Subscription       Earnings       Stockholders'
                                 Shares             Stock           of Par          Receivable                          Equity
                             ---------------     ------------  -----------------  --------------- ---------------- -----------------

BALANCE, December 31, 2002
                                 19,920,433         $ 19,920          $ 418,341        $ (30,000)     $ 1,003,613       $ 1,411,874

Common stock issued for
services second ,quarter-
2003                                 50,000               50             15,950                                              16,000

Common stock issued for
services four15,quarter-
2003                                 15,000               15              3,135                                               3,150

Stock subscription
settlement                         (100,000)            (100)           (29,900)          30,000                                  -


Net income for the Year
 ended December 31, 2003                                                                                  203,178           203,178

                             ---------------     ------------  -----------------  --------------- ---------------- -----------------

BALANCE, December
 31, 2003                        19,885,433         $ 19,885          $ 407,526        $       -      $ 1,206,791       $ 1,634,202

Common stock issued for
services April 20, 2004             620,000              620            433,380                                             434,000

Common stock issued for
services June 16,2004               400,000              400            227,600                                             228,000

Acquisition of certain
 assets of Audio
Intelligence Devices Inc          2,400,000            2,400          1,917,600                                           1,920,000

Net loss for the six months
 ended June 30, 2004                                                                                     (262,195)         (262,195)
                             ---------------     ------------  -----------------  --------------- ---------------- -----------------



BALANCE, June 30, 2004           23,305,433         $ 23,305        $ 2,986,106        $       -        $ 944,596       $ 3,954,007
                             ===============     ============   ================  =============== ================ =================


   The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Cash Flows
                     Six Months Ended June 30, 2004 and 2003

                                                                                            June 30,                June 30,
                                                                                              2004                    2003
                                                                                    --------------------   ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                   $ (262,195)              $ (92,489)

        Adjustments to reconcile net income (loss) to net cash provided (used)
        by operations:
              Depreciation                                                                      20,468                  15,980
              Common stock issued for services                                                 662,000                  16,000
                                                                                                                             -
        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                       345,806                (154,880)
              (Increase) decrease in inventory                                                   6,295                (129,233)
              (Increase) decrease in other current assets                                     (321,515)                219,102
              Increase (decrease) in accounts payable and other accruals                      (175,840)                 40,988
              Increase (decrease) in income taxes payable                                      (40,972)               (441,827)
              Increase (decrease) in customer sales deposits                                   (29,129)                 13,220
                                                                                    --------------------   ---------------------

 Net cash provided (used) by operating activities                                              204,918                (513,139)

 CASH FLOW FROM INVESTING ACTIVITIES:
        Payments for asset purchases                                                          (225,015)                      -
        Payments for deferred charge                                                           (62,881)                      -
                                                                                   --------------------   ---------------------

 Net cash provided (used) by investing activities                                             (287,896)                      -

 CASH FLOW FROM FINANCING ACTIVITIES:
        Payment of loans payable                                                                (8,682)                      -
        Increase (decrease) in capital leases payable                                           (4,986)                 (7,746)
        Payment of dividend                                                                          -                (199,204)
                                                                                   --------------------   ---------------------

 Net cash provided (used) by financing activities                                              (13,668)               (206,950)
                                                                                   --------------------   ---------------------

 Net increase (decrease) in cash                                                               (96,646)               (720,089)

 CASH - BEGINNING                                                                              514,624                 968,385
                                                                                    --------------------   ---------------------

 CASH - ENDING                                                                               $ 417,978               $ 248,296
                                                                                    ====================   =====================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest expense                                                                $ 1,486                   $ 960
                                                                                   ====================   =====================
  Cash paid for income taxes                                                                  $ 213,000                   $  -
                                                                                   ====================   =====================
 Inventory, equipment and goodwill purchased with loans payable and common stock           $ 3,316,402                   $  -

                                                                                   ====================   =====================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003

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

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


1) SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost or market on the FIFO basis.

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The allowance for bad debt balance of $21,509 is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

Research & Development

Research and development costs are expensed as incurred. Costs for product development are capitalized and amortized based on the expected useful life of the product

Interim Statements

The financial statements for the three and six months ending June 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three months are not indicative of a full year results.


Segment Reporting

Management does not utilize specific segmentation of its business lines for control, analysis, asset and capital allocations.

2) PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the accelerated and straight-line methods over the estimated useful lives (5-7 years) of the various assets. Property and equipment as of June 30, 2004 and December 31, 2003 consist of the following:

                                         June 30, 2004      December 31, 2003
                                         -------------      -----------------

Office Furniture & Equip.                     $ 43,408               $ 43,408
Vehicle                                         16,126                    -0-
Leasehold Improvements                          61,931                 61,931
Machinery & Equipment                        1,185,882                 220297
                                             ---------                 ------
     Total Property & Equip                  1,307,347                325,636
Accumulated Depreciation                      (298,233)              (290,530)
                                             ---------              ---------
     Net Property & Equip.                 $ 1,009,114               $ 35,106
                                           ===========            ===========

Included in property and equipment at June 30, 2004 are capitalized lease equipment with a value of $216,420 and accumulated depreciation of $171,313. Depreciation expense for the 6 months ending June 30, 2004 and June 30 2003 was $ 20,468 and $15,980, respectively.

3) INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. The principle temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid. The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statement of operations are for the period ended:

                                             June 30, 2004    December 31, 2003
                                             -------------    -----------------

Statutory federal income tax rate                 34%                34%
State franchise and income tax                     6%                 5%
Permanent timing differences of expenses          -3%                -1%
Effective tax rate                                37%                38%

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


4) CAPITAL TRANSACTIONS

On April 16, 2003 the company issued 50,000 shares of common stock to four individuals for services.

On November 12, 2003 the company issued 15,000 shares of common stock to two individuals for services.

The common stock subscription was satisfied with the return of 100,000 shares of stock, which were subsequently cancelled
..
On April 20, 2004 the company issued 620,000 shares of restricted common stock to four individuals for services valued at $434,000 included in operating expenses

On June 3, 2004, 2,400,000 shares of restricted common stock were issued pursuant to an asset purchase agreement.

On June 16, 2004 the company issued 400,000 shares of restricted common stock to four individuals for services valued at $228,000 included in operating expenses.

5) LEASE COMMITMENTS

Facilities

The Company's lease for its office facilities expired on December 31, 2003. It executed a new lease agreement commencing January 1, 2004 and ending on December 31, 2004 for approximately $138,900. This lease is with Sirchie Finger Print Laboratories, Inc. (Sirchie) the majority stockholder of the company

Equipment

The company has capitalized lease liabilities as of June 30, 2004 of $4,357. expiring through August, 2005. Required lease payments are, $3,766 in 2004 and $591 in 2005. Equipment operating commitments are $4,080 in 2004.

6) CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During 2003 and through June 30, 2004 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At December 31, 2003 receivables from four customers represented 42% of total receivables. At June 30, 2004 receivables from two customers represented 26% of total receivables

For the year ended December 31, 2003, sales to two customers accounted for 26% of total sales. For the six months ended June 30, 2004, sales to two customer represented 31% of total sales.

7) CONTINGENT LIABILITY

As  part  of an  asset  purchase  agreement  (Note  10)  and  pursuant  to  FASB
Interpretation 45, the Company has recorded a liability of $1,080,000 in recognition of the guaranteed 2,400,000 share stock price buyback at $1.25 per shares versus the $.80 per share value at the time of the asset purchase

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003



8) LOAN PAYABLE - SIRCHIE FINGER PRINT

On August 12, 2003. the Company borrowed $145,500 from Sirchie Finger Print Laboratories, Inc., which owns 42% of the outstanding stock of the Company. The note bore interest at 4.25%. Principal and interest were paid within ninety days from the date of the note. Sirchie has also provided other short term working capital advances. All notes and advances have been repaid by December 31, 2003.

9) CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through December 31, 2003, $315,000 had been paid on the contract. Of these payments, $189,042 had been expensed in the financial statements and $125,958 is included in deferred charges. For the six months ended June 30, 2004, $63,751 has been paid on the contract. Of these payments, $870 has been expensed in the financial statements and $62,881 is included in deferred charges. Starting in July, 2004, the Company will begin amortizing the deferred charge balance over five years; its estimated useful life.

10) ASSET PURCHASE AGREEMENT

On June 3, 2004, the Company acquired from Audio Intelligent Devices, Inc. (AID, a Florida based corporation), inventory, intellectual property, supplies, equipment and furniture (utilized in the production of surveillance products) valued at $3,516,402. Pursuant to the agreement the Company will pay the following: $200,000 in cash at closing, $10,000 a month for 34 months and issue 2,400,000 share of restricted Company common stock valued at $1,920,000. Additionally, the seller has an option to sell 1,200,00 shares back to the Company for $1.25 per share on August 1, 2005 and 1,200,00 shares back to the Company for $1.25 per share on August 1, 2006.

11) NOTE PAYABLE

Pursuant to the AID asset purchase (Note 10), the company is obligated to pay $ 340,000, commencing July 3, 2004 in $10,000 monthly installments for 34 months. The company has imputed an interest provision of 5 % (prime + 1%) since the liability had no stated interest rate. The net note liability is $ 316,402 with an interest factor of $ 23,598.

12) NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company

Item 2. Management Discussion and Analysis or Plan of Operation



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

Acquisition of Certain Assets of Audio Intelligent Devices, Inc.

     On June 3, 2004, we entered into two separate and distinct agreements to acquire certain assets. The first agreement was between us and Audio Intelligent Devices ("AID"), Inc., a privately held manufacturer of electronic surveillance equipment to law enforcement and government agencies. Pursuant to that agreement, we purchased some of AID's inventory for a purchase price of $540,000, payable at closing of $200,000 in cash, $340,000 payable over 34 months in increments of $10,000 per month.

     In a separate transaction, we acquired some equipment used in the manufacturing of surveillance equipment. This equipment was used by AID and was purchased from a third party. The surveillance equipment will be integrated into our business. We paid the third party with 2,400,000 shares of our restricted common stock in exchange for that equipment.

Results of Operations Results of Operations

  Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

     Revenues for the three months ended June 30, 2004, were $1,324,837 as compared to $1,201,937 for the three months ended June 30, 2003, which represents an increase of $122,900 (10%). The increase in revenues from the prior year is primarily due to the increased sales of our surveillance equipment. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities. Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold

     Cost of Goods Sold for the three months ended June 30, 2004 were $888,065 as compared to $824,061 for the three months ended June 30, 2003, an increase of approximately $64,000 (8%).

Operating Expenses

     Operating Expenses incurred for the three months ended June 30, 2004 were $1,139,401 as compared to $541,150 for the three months ended June 30, 2003, an increase of $598,251 (110%). This dramatic increase in our operating expenses was due to the expenses associated with the acquisition of the assets described above and the expensing of the issuance of a total of 1,020,000 shares to our directors, valued at $662,000. We believe these to be one time expenses.

Net Income and Earnings Per Share

     Our net loss before taxes and interest expense for the three months ended June 30, 2004 was $(702,629) as compared to a net loss of $(163,274) for the three months ended June 30, 2003, an increase of our loss of $539,355 (330%). Our net loss after provision for income tax and the basic net loss per weighted average share was $(442,392) and $(0.02) for the six months ended June 30, 2004, as compared to $(121,259) and $(0.01) an increase of our loss of $320,000
(265%). The increase in our losses was due primarily to the increase in our operating expenses. As noted above, we believe that the increase in these expenses was a one time event and we expect to return to profitability in the third quarter.

   Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

     Revenues for the six months ended June 30, 2004, were $2,614,947 as compared to $2,190,782 for the six months ended June 30, 2003, which represents an increase of $424,165 (19%). The increase in revenues from the prior year is primarily due to the increased sales of our surveillance equipment. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities. Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold

     Cost of Goods Sold for the six months ended June 30, 2004 were $1,498,180 as compared to $1,454,938 for the six months ended June 30, 2003, an increase of $43,242 (3%).

Operating Expenses

     Operating Expenses incurred for the six months ended June 30, 2004 were $1,531,463 as compared to $859,047 for the six months ended June 30, 2003, an increase of $672,416 (78%). This dramatic increase in our operating expenses was due to the expenses associated with the acquisition of the assets described above and the expensing of the issuance of a total of 1,020,000 shares to our directors valued at $662,000. We believe these to be one time expenses.


Net Income and Earnings Per Share

     Our net loss before taxes and interest expense for the six months ended June 30, 2004 was $(414,696) as compared to net loss before taxes of $(123,203) for the six months ended June 30, 2003, an increase in our loss of $291,493 (237%). Our net loss after provision for income tax and the basic net loss per weighted average share was $(262,195) and $0.01 for the six months ended June 30, 2004, as compared to $(92,489) and $0.00 an increase of our loss of $169,706(183%). The increase in our losses was due primarily to the increase in our operating expenses. As noted above, we believe that the increase in these expenses was a one time event and we expect to return to profitability in the third quarter.


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

Liquidity and Capital Resources

     At June 30, 2004, we had working capital of $2,603,225 We have no debt, but we have established a $750,000 line of credit with Wachovia Bank upon which we have not drawn. We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr.
Carrington is a director and majority shareholder of our company and Sirchie owns approximately 41.8% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie.

Item 3. Controls and Procedures


     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

                           PART II - OTHER INFORMATION

Item 1.                           Legal Proceedings

   Not applicable.

Item 2.                           Change in Securities


     During this quarter, we issued a total of 1,020,000 shares to our directors for compensation for services they rendered the Company. Those services were valued at $662,000. In addition, in consideration of purchasing equipment used in the manufacturing of surveillance equipment, which equipment was used by AID , we issued Barbara Wortley 2,400,000 shares of our restricted stock.

Item 3.                           Defaults Upon Senior Securities

   Not applicable

Item 4.                     Submission of Matters to a Vote of Security Holders

   None

Item 5.                           Other Information

   None

Item 6.                           Exhibits and Reports on Form 8-K

     Our 8-K which was filed with Securities and Exchange Commission on June 6, 2004 and which reported the acquisition of certain assets as described above, is incorporated by reference herein.








                                   SIGNATURES

                                           Law Enforcement Associates, Inc.



                                               By: /s/ Paul Feldman
                                                   ----------------
                                               Paul Feldman, President
                                               Date: August 12, 2004