Form 10QSB
period 2004-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2004-11-16
CIK 1165921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter ended September 30, 2004


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 25,025,436 Shares of Common Stock (no par value).


Transitional Small Business Disclosure Format (check one)
     Yes  [  ]                                        No [X]

PART  I:         FINANCIAL INFORMATION

Item 1 - Financial Statements

    Balance Sheets, September 30, 2004 and December 31, 2003....................F-2

    Consolidated Statement of Operations,  Nine Months ended September 30,
    2004 and September 30, 2003.................................................F-3

    Consolidated Statement of Operations, Three Months ended September 30,
    2004 and September 30, 2003.................................................F-4

    Consolidated Statement of Cash Flows, September 30, 2004 and September
    30, 2003....................................................................F-5

Item 2 - Management's discussion and analysis of financial condition and results of operations..............................................3



PART  II:        OTHER INFORMATION

    Item 1 - Legal Proceedings..................................................6

    Item 2 - Changes in Securities..............................................6

    Item 3 - Defaults Upon Senior Securities....................................6

    Item 4 - Submission of Matters to a Vote of Security Holders................6

    Item 5 - Other Information..................................................6

    Item 6 - Exhibits and Reports on Form 8-K...................................6

SIGNATURES......................................................................7

Item 1. Financial Statements

                     Law Enforcement Associates Corporation
                           Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003




                                                                                            September 30,           December 31,
                                                                                                2004                   2003
   ASSETS
                                                                                      --------------------   ---------------------
 CURRENT ASSETS
        Cash                                                                                    $ 334,467               $ 514,624
        Accounts receivable (net of allowance for doubtful accounts of $21,509)                 1,398,645               1,098,195
        Inventory                                                                               1,623,980                 241,162
        Other current assets                                                                      400,798                 161,653
                                                                                      --------------------   ---------------------

              Total current assets                                                              3,757,890               2,015,634

 PROPERTY AND EQUIPMENT - net                                                                     987,149                  35,106
                                                                                      --------------------   ---------------------

 OTHER NON-CURRENT ASSETS
        Patents and other intangibles                                                           1,140,826                       -
        Deferred charges                                                                          188,839                 125,958
                                                                                      --------------------   ---------------------
              Total non-current assets                                                          1,329,665                 125,958
                                                                                      --------------------   ---------------------

 Total assets                                                                         $         6,074,704    $          2,176,698
                                                                                      ====================   =====================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Accounts payable and accruals                                                 $           348,845    $            372,167
        Line of credit                                                                            300,000                       -
        Capitalized leases payable - current                                                        3,084                   7,092
        Loan payable-AID current                                                                  107,939                       -
        Income taxes payable                                                                            -                  65,710
        Prepaid sales deposits                                                                     58,185                  35,456
                                                                                      --------------------   ---------------------

              Total current liabilities                                                           818,053                 480,425

 LONG TERM LIABILITIES
        Deferred tax liability                                                                     84,558                  59,820
        Loan payable-AID net of current                                                           182,309                       -
        Capitalized leases payable-net of current                                                       -                   2,251
                                                                                      --------------------   ---------------------

              Total long term liabilities                                                         266,867                  62,071
                                                                                      --------------------   ---------------------

 Total liabilities                                                                              1,084,920                 542,496
                                                                                      --------------------   ---------------------

 STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued and outstanding                 -                       -
        Common stock, $0.001 par value, 50,000,000 authorized,
              25,025,433 issued and outstanding at September 30, 2004 and 19,885,433 at
              December 31, 2003, respectively
                                                                                                   25,025                  19,885
        Paid in capital in excess of par                                                        4,038,467                 407,526
        Retained earnings                                                                         926,292               1,206,791
                                                                                      --------------------   ---------------------

              Total stockholders' equity                                                        4,989,784               1,634,202
                                                                                      --------------------   ---------------------

 Total liabilities and stockholders' equity                                           $         6,074,704    $          2,176,698
                                                                                      ====================   =====================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
                  Nine Months Ended September 30, 2004 and 2003

                                                                                          September 30,          September 30,
                                                                                                2004                  2003
                                                                                    --------------------   ---------------------
 REVENUES                                                                           $         4,466,614   $           3,594,571

 COST OF GOODS SOLD                                                                           2,660,958               2,318,680
                                                                                    --------------------   ---------------------

              Gross profit                                                                    1,805,656               1,275,891

 OPERATING EXPENSES                                                                           2,277,704               1,338,945
                                                                                    --------------------   ---------------------

              Total operating expenses                                                        2,277,704               1,338,945
                                                                                    --------------------   ---------------------

 Net income (loss) before other income (expenses) and
 provision for income taxes                                                                    (472,048)                (63,054)
                                                                                    --------------------   ---------------------

 OTHER INCOME (EXPENSE)
        Insurance claim                                                                          30,674                       -
        Interest                                                                                 (5,811)                 (2,212)
                                                                                    --------------------   ---------------------

              Total other income (expense)                                                       24,863                  (2,212)
                                                                                    --------------------   ---------------------

 Net income (loss) before provision for income taxes                                           (447,185)                (65,266)

 Provision for income taxes                                                                    (166,687)                (16,643)
                                                                                    --------------------   ---------------------

 Net income (loss)                                                                  $          (280,498)   $            (48,623)
                                                                                    ====================   =====================
 Net income (loss) per weighted average share, basic                                             ($0.01)                   0.00
                                                                                    ====================   =====================
 Weighted average number of shares                                                        20,677,978.00              19,970,433
                                                                                    ====================   =====================


    The accompanying notes are an integral part of the financial statements.

                            Law Enforcement Associates Corporation
                             Consolidated Statement of Operations
                        Three Months Ended September 30, 2004 and 2003

                                                                                      September 30,          September 30,
                                                                                          2004                    2003
                                                                                --------------------   ---------------------
 REVENUES                                                                                1,854,443               1,403,789


 COST OF GOODS SOLD                                                                      1,169,999                 863,742
                                                                                --------------------   ---------------------

              Gross profit                                                                 684,444                 540,047

 OPERATING EXPENSES                                                                        741,796                 479,898
                                                                                --------------------   ---------------------

 Net income (loss) before other income (expenses) and
 provision for income taxes                                                                (57,352)                 60,149

 OTHER INCOME (EXPENSE)
        Insurance claim                                                                     30,673
        Interest (expense)                                                                  (4,325)                 (1,252)
                                                                                --------------------   ---------------------

              Total other income (expense)                                                  26,348                  (1,252)
                                                                                --------------------   ---------------------

 Net income (loss) before provision for income taxes                                       (31,004)                 58,897

 Provision for income taxes                                                                (12,700)                 15,031
                                                                                --------------------   ---------------------

 Net income (loss)                                                              $          (18,304)    $            43,866
                                                                                ====================   =====================
 Net income (loss) per weighted average share, basic                                         (0.00)                   0.00
                                                                                ====================   =====================
  Weighted average number of shares                                                     23,562,433              19,970,433
                                                                                ====================   =====================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Cash Flows
                  Nine Months Ended September 30, 2004 and 2003

                                                                                        September 30,          September 30,
                                                                                           2004                    2003
                                                                                  --------------------   ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                          $         (280,498)   $            (48,623)

        Adjustments to reconcile net income (loss) to net cash provided (used)
        by operations:
              Depreciation                                                                     56,949                  23,357
              Common stock issued for services                                                685,430                  16,000
        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                     (300,450)               (207,586)
              (Increase) decrease in inventory                                                (34,394)                (71,602)
              (Increase) decrease in other current assets                                    (239,145)                 56,959
              Increase (decrease) in accounts payable and other accruals                      (23,322)                 39,196
              Increase (decrease) in income taxes payable                                     (40,974)               (410,153)
              Increase (decrease) in customer sales deposits                                   22,729                  84,354
                                                                                  --------------------   ---------------------

 Net cash provided (used) by operating activities                                            (153,675)               (518,098)

 CASH FLOW FROM INVESTING ACTIVITIES:
        Payments for asset purchases                                                         (231,188)                      -
        Payments for deferred charge                                                          (62,881)                      -
                                                                                   --------------------  ---------------------

 Net cash provided (used) by investing activities                                            (294,069)                      -

 CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds of loan                                                                            -                 145,500
        Proceeds from line of credit                                                          300,000                       -
        Payments of capital lease obligations                                                  (6,259)                (12,739)
        Installment payments on loan                                                          (26,154)                      -
        Payment of dividend                                                                         -                (199,204)
                                                                                   --------------------   ---------------------

 Net cash provided (used) by financing activities                                             267,587                 (66,443)
                                                                                   --------------------   ---------------------

 Net increase (decrease) in cash                                                             (180,157)               (584,541)

 CASH - BEGINNING                                                                             514,624                 968,385
                                                                                   --------------------   ---------------------

 CASH - ENDING                                                                    $           334,467     $          383,844
                                                                                  ====================   =====================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest expense                                                   $             5,811    $            1,370
                                                                                  ====================   =====================
  Cash paid for income taxes                                                      $           225,500    $                -
                                                                                  ====================   =====================
  Inventory, equipment and intangibles purchased with common stock                $         2,950,650    $                -
                                                                                  ====================   =====================
 Equipment acquired with debt                                                     $           316,402    $                -
                                                                                  ====================   =====================


    The accompanying notes are an integral part of the financial statements.


                                                               Paid in Capital     Stock       Retained        Total
                                  Number of        Common          in Excess   Subscription    Earnings     Stockholders'
                                    Shares          Stock           of Par       Receivable                     Equity
                               -----------------------------------------------------------------------------------------


BALANCE, December 31, 2002        19,920,433      $ 19,920         $ 418,341     $ (30,000)  $ 1,003,613    $ 1,411,874

Common stock issued for
service secoun quarter-2003           50,000            50            15,950                                     16,000


Common stock issued for service
fourth quarter-2003                   15,950            15            3,135                                       3,150

Stock subscription settlement       (100,000)         (100)         (29,900)        30,000                            -


Net income for the Year ended
 December 31, 2003                                                                               203,178        203,178
                               ----------------------------------------------------------------------------------------


BALANCE, December 31, 2003        19,885,433      $ 19,885         $ 407,526       $     -   $ 1,206,791    $ 1,634,202


Common stock issued for
service April 20, 2004               620,000           620           433,380                                    434,000

Common stock issued for
service June 16,2004                 400,000           400           227,600                                    228,000

Acquisition of certain assets
of Audio Intelligence
Devices,Inc                        2,400,000         2,400         1,917,600                                  1,920,000

Agent for acquisition of less
letha1 electrical discharge
weapons patents on July 20,
2004                                 150,000           150           101,100                                    101,250

Common stock issued for
services on August 23, 2004           50,000            50            23,380                                     23,430

Acquisition of  less lethal
electrica, discharge
weapons  patents on
September 8, 2004                  1,500,000         1,500           913,500                                    915,000

Acquisition of less lethal
electrical discharge weapons
injection molds on
September 10, 2004                    20,000            20            14,380                                     14,400

Net loss for the nine months
ended September 30, 2004                                                                        (280,498)      (280,498)

                               -----------------------------------------------------------------------------------------
 BALANCE, September 30, 2004      25,025,433      $ 25,025       $ 4,038,466       $     -     $ 926,293    $ 4,989,784
                               =========================================================================================


 The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

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

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the FIFO method for all inventory.

Accounts receivable

Accounts receivable represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The Company provides an allowance for doubtful accounts equal to the estimated, uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimates of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $21,509 at September 30, 2004 and December 31, 2003.

Property and Equipment

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective periods. Depreciation is provided over the estimated useful lives of the related assets using the accelerated and straight-line methods for financial statement purposes. The estimated useful lives for significant property and equipment categories are as follows:

                    Office Furniture & Equipment                5 to 7 years
                    Vehicles                                    3 to 5 years
                    Leasehold Improvements                      7 years
                    Machinery & Equipment                       5 to 7 years

Intangibles

Intangibles consist primarily of patents, customer lists, trademarks and intellectual property, which were purchased during the third quarter of 2004. Starting in October 2004, the Company will assess the remaining useful lives of the acquired intangibles and begin amortization in the fourth quarter of 2004.

2) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at September 30, 2004 and December 30, 2003:

                                                      September 30, 2004              December 31, 2003
                                                      ------------------              -----------------
Office Furniture & Equipment                                    $ 43,408                       $ 43,408
Vehicles                                                          16,000                            -0-
Leasehold Improvements                                            61,931                         61,931
Machinery & Equipment                                          1,200,524                        220,297
                                                     -------------------              -----------------
     Total Property & Equip                                    1,321,863                        325,636
Accumulated Depreciation                                        (334,714)                      (290,530)
                                                     -------------------              -----------------
     Net Property & Equip.                                      $987,149                       $ 35,106
                                                     ===================              =================

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003



Included in property and equipment at September 30, 2004 are capitalized lease equipment with a value of $216,420 and accumulated depreciation of $191,472. Depreciation expense for the nine months ending September 30, 2004 and 2003 were $56,949 and $23,357, respectively.


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

                                                       September 30, 2004          December 31, 2003
                                                       ------------------          -----------------
Statutory federal income tax rate                               34%                        34%
State franchise and income tax                                   6%                         5%
Permanent timing differences of expenses                        -3%                        -1%
Effective tax rate                                              37%                        38%


4) CAPITAL TRANSACTIONS

On April 16, 2003 the Company issued 50,000 shares of common stock to four individuals for services.

On November 12, 2003 the Company issued 15,000 shares of common stock to two individuals for services.

The common stock subscription was satisfied with the return of 100,000 shares of stock, which were subsequently cancelled.

On April 20, 2004 the Company issued 620,000 shares of restricted common stock to four individuals for services values at $434,000.

On June 3, 2004, 2,400,000 shares of restricted common stock were issued pursuant to an asset purchase agreement.

On June 16, 2004 the Company issued 400,000 shares of restricted common stock to four individuals for services valued at $228,000.

On July 20, 2004, the Company issued 150,000 shares of common stock to an agent for the acquisition of less lethal electrical discharge weapons patents valued at $101,250.

On August 23, 2004, the Company issued 50,000 shares of restricted common stock to an individual for services valued at $23,430.

On September 8, 2004, the Company issued 1,500,000 shares of restricted common stock to two individuals for the acquisition of less lethal electrical discharge weapons patents valued at $915,000.

On September 10, 2004, the Company issued 20,000 shares of restricted common stock to an individual for the acquisition of the less lethal electrical discharge weapons injection molds valued at $14,400.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003



5) LEASE COMMITMENTS

Facilities

The Company's lease for its office facilities expired on December 31, 2003. It executed a new lease agreement commencing January 1, 2004 and ending on December 31, 2004 for approximately $138,900. This lease is with Sirchie Finger Print Laboratories, Inc. (Sirchie) the majority stockholder of the Company.

Equipment

The Company has capitalized lease liabilities as of September 30, 2004 of $3,084, expiring through August 2005. Required lease payments remaining in 2004 are $833 and required payments are $2,251 in 2005.

Operating equipment leases exceeding one year are $5,274, expiring in March
2006.

6) CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2004, the Company had approximately $150,000 in excess of FDIC insured limits.

At December 31, 2003 receivables from four customers represented 42% of total receivables. At September 30, 2004 receivables from two customers represented 41% of total receivables

For the year ended December 31, 2003, sales to two customers accounted for 26% of total sales. For the nine months ended September 30, 2004, sales to two customer represented 31% of total sales.

7) DIVIDEND DECLARED

The  Company   declared  a  dividend  of  $0.01  payable  January  31,  2003  to shareholders of record on December 20, 2002. The total amount of the dividend paid was $199,204.

8) LOAN PAYABLE - SIRCHIE FINGER PRINT

On August 12, 2003 the Company borrowed $145,500 from Sirchie Finger Print Laboratories, Inc., which owns 42% of the outstanding stock of the Company. The note bore interest at 4.25%. Principal and interest were paid within ninety days from the date of the note. Sirchie has also provided other short-term working capital advances. All notes and loans have been repaid to Sirchie Finger Print Laboratories, Inc. as of September 30, 2004.


9) LINE OF CREDIT

The Company has available a line of credit with a bank for $750,000. The line of credit expires December 31, 2004 unless renewed or extended. Borrowings under the line of credit bear interest at LIBOR (1.84% at September 30, 2004) plus 3.0%. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the line of credit was $300,000 and $0 at September 30, 2004 and December 31, 2003, respectively. The credit line balance was paid back in October 2004.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003



10) CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through December 31, 2003, $315,000 had been paid on the contract. Of these payments, $189,042 had been expensed in the financial statements and $125,958 is included in deferred charges. For the nine months ended September 30, 2004, $63,751 has been paid on the contract. Of these payments, $870 has been expensed in the financial statements and $62,881 is included in deferred charges. Starting in October, 2004, the Company will begin amortizing the deferred charge balance over five years; its estimated useful life.


11) ASSET PURCHASE AGREEMENT

On June 3, 2004, the Company acquired from Audio Intelligent Devices, Inc. (a Florida based corporation), machinery and equipment and furniture and fixtures (utilized in the production of surveillance products) valued at $516,402. Pursuant to the agreement the Company paid $200,000 in cash, will pay the seller $10,000 a month for 34 months at a discounted interest rate of 5.0%. In addition, the Company entered into a purchase agreement with the sole stockholder of Audio Intelligent Devices, Inc. for intellectual property, trademarks, inventory, customer lists and related production equipment software in exchange for 2,400,000 shares of restricted Company common stock valued at $1,920,000 to the seller. Additionally, the seller has a put option to sell 1,200,000 shares back to the Company for $1.25 per share on August 1, 2005 and 1,200,000 shares back to the Company for $1.25 per share on August 1, 2006. This is considered a "put option" by the seller that must be exercised on the aforementioned dates. In order to exercise this right, the seller must make a demand in writing to the Company at least 10 days prior to the demand date. The fair market value of the shares issued on June 3, 2004 was $.80 per share.

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

Acquisition of Certain Patents with Respect to Less Lethal, Electrical Discharge Weapons.

     On September 14, 2004, we closed on two separate and distinct agreements to acquire certain patents which relate to Less Lethal, Electrical Discharge Weapons ("EDW"). The first agreement was between us and James F. McNulty, Jr., whereby in exchange for 750,000 shares of our common stock, we acquired patents which relate to EDW and more specifically a method and apparatus for increasing the effectiveness of the electrical discharge for such weapons. The second agreement was with Yong S. Park whereby in exchange for 750,000 shares of our common stock, we acquired certain patents which relate to EDW, including a guard propulsion system for a remote electrical discharge weapon. In addition, we agreed to issue James F. McNulty, Jr., an additional 20,000 shares of our common stock in exchange for molds which he had already developed which relate to EDW. To further the development of the EDW, LEA entered into consulting agreements with James McNulty, Sr., and John Chuddy, II whereby they agreed to assist us in the development and manufacturing design of the EDW. In addition, we issued 150,000 shares to Zachary Landry who acted as a consultant on this acquisition.

Results of Operations Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

     Revenues for the three months ended September 30, 2004, were $1,854,443 as compared to $1,403,789 for the three months ended September 30, 2003, which represents an increase of $450,654 (32%). The increase in revenues from the prior year is primarily due to the increased sales of our surveillance equipment and AID related products. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities and our basic surveillance products which include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold


     Cost of Goods Sold for the three months ended September 30, 2004 were $1,169,999 as compared to $863,742 for the three months ended September 30, 2003, an increase of approximately $302,257 (26%). This increase was primarily due to the increase in the number of products sold as well the cost of integrating the AID products into our systems.

Operating Expenses

     Operating Expenses incurred for the three months ended September 30, 2004 were $741,796 as compared to $479,898 for the three months ended September 30, 2003, an increase of $261,898 (55%). This increase was primarily due to the acquisitions which we have made in the past two quarters, as well as increased rent for the manufacturing space which is required for our additional products, the up fitting of the manufacturing areas for these products, as well as the cost of moving inventories from Florida to North Carolina. In addition, the Company hired additional employees to meet its increased manufacturing demands.

Net Income and Earnings Per Share

     Our net loss before taxes and interest expense for the three months ended September 30, 2004 was $(31,004) as compared to a net gain of $58,897 for the three months ended September 30, 2003, an increase of our loss of $89,901. Our net loss after provision for income tax and the basic net loss per weighted average share was $(18,304) and $(0.00) for the three months ended September 30, 2004, as compared to a gain of $43,866 and $0.00 an increase of our loss of $62,170. The increase in our losses was due primarily to the increase in our operating expenses and the issuances of common stock.

Nine Months Ended September 30, 2004 Compared to None Months Ended September 30, 2003.

     Revenues for the nine months ended September 30, 2004, were $4,466,614 as compared to $3,594,571 for the nine months ended September 30, 2003, which represents an increase of $872,043 (24%). The increase in revenues from the prior year is primarily due to the increased sales of our surveillance equipment and AID related products. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the under vehicle inspection system, which are being utilized to secure government and military facilities and our basic surveillance products which include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold

     Cost of Goods Sold for the nine months ended September 30, 2004 were $2,660,958 as compared to $2,318,680 for the nine months ended September 30, 2003, an increase of $342,278 (15%). This increase was primarily due to the increase in the number of products sold as well the cost of integrating the AID products into our systems.

Operating Expenses


     Operating Expenses incurred for the nine months ended September 30, 2004 were $2,277,704 as compared to $1,338,945 for the nine months ended September 30, 2003, an increase of $938,759 (70%). This dramatic increase in our operating expenses was due to the expenses associated with the acquisition of the assets described above and the second quarter expensing of the issuance of a total of 1,020,000 shares to our directors valued at $662,000. We believe these to be one time expenses.

Net Income and Earnings Per Share

     Our net loss before taxes and interest expense for the nine months ended September 30, 2004 was $(447,185) as compared to net loss before taxes of $(65,266 ) for the nine months ended September 30, 2003, an increase in our loss of $150,044 (230%). Our net loss after provision for income tax and the basic net loss per weighted average share was $(280,498 and $0.01 for the nine months ended September 30, 2004, as compared to $(48,623) and $0.00 an increase of our loss of $231,875(477%). The increase in our losses was due primarily to the increase in our operating expenses and the issuance of shares of our common stock.


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

In the fourth quarter, we intend to file an application to have our common stock listed for trading on the American Stock Exchange. There is, however, no assurance that the application will be accepted by the American Stock Exchange, and if accepted, that it will be in the fourth quarter of 2004.

Liquidity and Capital Resources

     At September 30, 2004, we had working capital of $2,939,837.We have established a $750,000 line of credit with Wachovia Bank upon which we have now drawn $300,000. That line of credit was paid off in October 2004. We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a director and majority shareholder of our company and Sirchie owns approximately 41.8% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie.

Item 3. Controls and Procedures


     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

                           PART II - OTHER INFORMATION

Item           1. Legal Proceedings

   Not applicable.

Item           2. Change in Securities


     During this quarter, we issued a total of 1,670,000 shares of our common stock. These issuances were all in conjunction with the purchase of the patents referred to above.

Item           3. Defaults Upon Senior Securities

   Not applicable

Item           4. Submission of Matters to a Vote of Security Holders

   None

Item           5. Other Information

   None

Item           6. Exhibits and Reports on Form 8-K

                                   SIGNATURES

     Our 8-K which was filed with Securities and Exchange Commission on September 15, 2004 and which reported the acquisition of certain assets as described above, is incorporated by reference herein.






                                          Law Enforcement Associates, Inc.



                                           By: /s/ Paul Feldman
                                               ----------------
                                                   Paul Feldman,
                                                   President
                                           Date: November 16, 2004