Form 10KSB
period 2004-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2005-03-31
CIK 1165921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                          Commission File No. 000-49907

                     Law Enforcement Associates Corporation
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                           56-2267438
(State of other jurisdiction of                (Employer Identification Number)
 Incorporation or Organization)


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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for our most recent fiscal year were $6,235,936.

The aggregate market value of the voting stock held by non-affiliates of Law Enforcement Associates Corporation was $45,395,137 as of March 28 2005, based on the average bid and asked price of $4.425 per share as of that date.

There were 25,132,436 shares of common stock, $.001 par value, outstanding as of March 28 2005.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Law Enforcement Associates Corporation (f/k/a Academy Resources Inc.) (hereinafter referred to as the "Company") was incorporated on May 14, 1998 under the laws of the State of Nevada for the purpose of mining and exploration. On December 3, 2001, the Company and Law Enforcement Associates Inc. (a privately-owned New Jersey corporation doing business in North Carolina), and Sirchie Finger Print Laboratories, Inc. ("Sirchie") the sole shareholder of Law Enforcement Associates, Inc. entered into a Share Exchange Agreement (the "Agreement") pursuant to which Sirchie tendered to the Company all issued and outstanding shares of common stock of Law Enforcement Associates, Inc. in exchange for 8,333,333 shares of restricted common stock of the Company. As a result of the transaction, Law Enforcement Associates, Inc. became our wholly-owned subsidiary. At the date of the acquisition, Mr. John Carrington, a 59% shareholder of the Company, was also the beneficial majority stockholder of Law Enforcement Associates, Inc. The acquisition was accounted for as a pooling of interests due to the common control of both companies. Upon completion of the Share Exchange, Academy changed its name to Law Enforcement Associates Corporation.

     On June 3, 2004, we entered into two separate and distinct agreements to acquire assets. The first agreement was between us and Audio Intelligent Devices ("AID"), Inc., a privately held manufacturer of electronic surveillance equipment to law enforcement and government agencies. Pursuant to that agreement, we purchased some of AID's inventory for a purchase price of $540,000, payable $200,000 in cash, and $340,000 payable over 34 months in increments of $10,000 per month.

     In a separate transaction, we acquired surveillance equipment from a third party. The surveillance equipment will be integrated into our business. We paid the third party 2,400,000 shares of our restricted common stock in exchange for that equipment.

     On September 14, 2004, we closed on two separate and distinct agreements to acquire certain patents which relate to Less Lethal, Electrical Discharge Weapons ("EDW"). The first was agreement was between us and James F. McNulty, Jr. , whereby in exchange for 750,000 shares of our restricted common stock, we acquired patents which relate to EDW and more specifically a method and apparatus for increasing the effectiveness of the electrical discharge for such weapons. The second agreement was with Yong S. Park whereby in exchange for 750,000 shares of our restricted common stock, we will acquired certain patents which relate to EDW, including a guard propulsion system for a remote electrical discharge weapon. In addition, we agreed to issue James F. McNulty, Jr., an additional 20,000 shares of our restricted common stock in exchange for molds which he had already developed which relate to EDW. To further the development of the EDW, we also entered into consulting agreements with James McNulty, Sr., and John Chuddy, II whereby they agreed to assist us in the development and manufacturing design of the EDW.

     We manufacture and distribute undercover surveillance products including a complete line of audio surveillance equipment that allows law enforcement agencies to monitor conversations. In addition, we have an array of video surveillance products ranging from disguisedminiature cameras to video transmission and recording systems. We offer our Bloodhound Global Positioning Tracking System, which is a global positioning tracking system. The Bloodhound Global Positioning Tracking System is a global positioning system receiver combined with a cellular telephone that allows undercover surveillance agents to monitor the movements of a vehicle. The agent will call the Bloodhound Tracking unit through a telephone and will be enabled to track the target vehicle in real time or view the target vehicles movements over a period of time. The unit records longitude and latitude data points that are transcribed via our computer software onto a mapping program for viewing. The Bloodhound Global Positioning Tracking System has been one of our leading products. Finally, we also sell the under vehicle inspection system ("UVIS"), which also is one of our leading products. The UVIS is used to view the underside of vehicles entering and exiting secure areas or facilities for explosive devices and other contraband. UVIS provides a clear, high contrast real-time video inspection of the undercarriage of cars, vans and trucks. Our products are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations.

     Our products are marketed under brand names such as Audio Intelligence Devices(AID) Bloodhound Global Positioning Tracking System and the Under Vehicle Inspection System. We sell our manufactured products primarily to law enforcement agencies through sales representatives located throughout the United States and at our home office in Youngsville, North Carolina as well as through our web site located at www.leacorp.com.

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

     o Expand Distribution Network and Product Offerings. We will continue to leverage our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new and enhanced products which complement our existing products. We believe that a broader product line will enable us to strengthen our relationship and enhance our brand appeal with law enforcement agencies and other end users. We are in the process of developing a less lethal weapon (Stun Pistol) which we anticipate we will offer for sale in the second quarter 2005.


     Our distribution network presently consists of 8 employees and seven sales representatives that operate as independent contractors. The four employees are responsible for advertising, direct mailing, answering sales calls, providing technical help, attending trade shows and forwarding leads to the five sales representatives. Typically we will enter into agreements with each of our sale representatives, which allows the representative to sell our products in a certain geographical area. The agreements provide that the sales representative will receive a commission within the range of 10% to 25% depending on the product sold.

Products

     We manufacture and distribute a complete line of audio surveillance equipment including radio frequency transmitters, receivers, and repeaters for use in surveillance and intelligence gathering operations by law enforcement agencies. In addition, we have an array of video surveillance products ranging from disguised miniature cameras to video transmission and recording systems. We also manufacture and distribute the Bloodhound Global Positioning tracking system and the Under Vehicle Inspection System. Each of our products may be manufactured to each of our clients specifications. The following is a summary of the surveillance products that we manufacture and sell:

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

     DIGITAL PINHOLE SURVEILLANCE SYSTEM - includes a Digital video recorder with pop-up monitor, time/date generator and black and white mount cameras that may be used for surveillance in automobiles and hotel rooms.

     DIGITAL NOISE FILTER - This item can be used to cancel up to 95% of background noise for greater intelligibility of recordings.

     DISGUISED VIDEO/AUDIO RECORDING SYSTEM - incorporates a complete video and audio recording system housed in a common tote/gym bag-style carrying case. Includes a Digital video cassette recorder, an integrated time/date generator, a miniature camera with a wide angle lens and highly sensitive condenser type microphone. Book Bag Disguised System - this is a complete video and audio recording system housed and disguised in a common book bag. This system incorporates a video cassette recorder, an integrated time and date generator, a miniature black and white camera with wide angle lens and a highly sensitive condenser type microphone.

     PRODUCT UNDER DEVELOPMENT-As a result of our purchase of the patents discussed above, we are currently developing an EDW weapon which we believe will be ready for sale to law enforcement agencies in the second quarter. The EDW will be sold only to law enforcement agencies and not to the general public.

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

     We reach these customers through a distribution strategy that utilizes approximately seven sales representatives that are independent contractors and a four person in-house sales team, direct mailings, catalogs and trade shows as well as our web site on the Internet located at www.lea-sales.com.

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

Competition

     The market for our surveillance products is not highly competitive. The market for surveillance products is basically comprised of one competitor with each of us having an equal market share. Our prime competitor is DTC Communications, Inc. No company in the surveillance products market is dominant with respect to any one specific area nor does any company have more brand recognition, greater financial resources or any other advantage which may allow them to compete more effectively. We believe we compete by providing superior design, engineering and production expertise in our line of surveillance products. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules. We know of no company that manufactures and sells the Under Vehicle Inspection System built with the same specifications. However, we do compete with companies that sell standard inspection search mirrors, which are used in searching the underside of vehicles. Although the mirrors are less costly than the UVIS, we believe that the UVIS is more effective in detecting explosives and other contraband.

     As stated above, we are in the process of developing a EDW weapon, and as a result, we will come into direct competition with Taser International, Inc. ("Taser"). Taser is the leading manufacturer and supplier to law enforcement agencies of less lethal, electrical discharge weapons. While Taser is the leader in the industry and has more capital resources than we presently have, we believe that our new weapon will be able to compete in the market with Taser as we believe our weapon is better designed and has better features.

Patents and Trademarks

     Other than the patents described above, we do not hold any other patents relating to any of our other products or related technologies. We have trademark protection for the name "LEA , AID, Audio Intelligence Devices and Bloodhound Global Positioning Tracking System(TM)."

Governmental Regulation

     We are subject to federal licensing requirements with respect to the sale in foreign countries of certain of our products. The U.S. Department of Commerce
- Bureau of Industry and Security requires that a license be obtained prior to the export or re-export of any device primarily used for the surreptitious interception of wire or oral communications. Because of the limitations imposed by the U.S. Department of Commerce with respect to surreptitious listening devices we are severely restricted in selling our surveillance products outside of the United States. Due to this restriction we do not currently, nor do we have plans in the future to, sell our surveillance products outside of the United States. However, the under vehicle inspection system is not restricted by the U.S. Department of Commerce and may be exported. We have sold the UVIS outside of the United States and intend to continue doing so.

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

Employees

     As of March 23, 2005, we have a total of approximately 27 employees, of which approximately 8 were employed within the sales and marketing area and approximately 19 were employed in the manufacturing area. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON EQUITY

     Our common stock is currently traded on the Over-The-Counter Bulletin Board (the "OTCBB"), under the symbol "LENF". The following table sets forth the high and low sales prices for the common stock for the fiscal periods indicated as reported by in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

   ------------------------- -------------------- -------------------------
                             High                 Low
   ------------------------- -------------------- -------------------------
   2003                      $                    $
   ------------------------- -------------------- -------------------------
   First Quarter             1.50                 0.35
   ------------------------- -------------------- -------------------------
   Second Quarter            0.65                 0.15
   ------------------------- -------------------- -------------------------
   Third Quarter             0.61                 0.15
   ------------------------- -------------------- -------------------------
   Fourth Quarter            0.52                 0.33
   ------------------------- -------------------- -------------------------
   2004
   ------------------------- -------------------- -------------------------
   First Quarter             0.65                 0.26
   ------------------------- -------------------- -------------------------
   Second Quarter            1.19                 0.47
   ------------------------- -------------------- -------------------------
   Third Quarter             2.30                 0.61
   ------------------------- -------------------- -------------------------
   Fourth Quarter            6.78                 1.85
   ------------------------- -------------------- -------------------------

The per share closing sales price of the common stock as reported by the OTCBB on March 25 2005, (the date of the last reported sale) was $4.42.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2004, we had the following securities authorized for issuance under the equity compensation plans:

   Plan Category                                    Number of Securities to    Weighted-average       Number of securities
                                                    be issued upon exercise    exercise price of      remaining available
                                                    of outstanding options,      outstanding          for future issuance
                                                     warrants and rights       options, warrants        under equity
                                                         and rights          compensation plans
                                                                              (excluding securities
                                                                             reflected in column (a)
 Equity compensation plans approved by security              N/A                       N/A                    N/A
 holders
 Equity compensation plans not approved by security        65,000                     N/A(1)                935,000
 holders
 Total                                                     65,000                     N/A(1)                935,000




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

Overview

     We manufacture and distribute undercover surveillance products including a complete line of radio frequency transmitters, receivers, and repeaters for use in surveillance and intelligence gathering operations by law enforcement agencies. In addition, we have an array of video surveillance products ranging from disguised miniature cameras to video transmission and recording systems. We also offer our Bloodhound Global Positioning Tracking System, which is a global positioning tracking system. The Bloodhound Global Positioning Tracking System has been one of our leading products. Finally, we also sell the under vehicle inspection system, which also is one of our leading products. Our products are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations.

Results of Operations

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 30, 2003 (audited)

Revenues

     Revenues generated during the year ended December 31, 2004, were $6,235,936, as compared to $6,123,104 for the year ended December 30, 2003, an increase of $112,832 (1.84%). The slight increase in revenues from the prior year is primarily due to the increased sales of products which resulted from the Audio Intelligence Devices acquisition. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of the Audio Intelligence Devices products as well as the under vehicle inspection system, which are being utilized to secure government and military facilities. Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold

     Cost of Goods Sold for the year ended December 31, 2004, were $3,314,555, as compared to $3,657,182 for the year ended December 31, 2003, a decrease of $342,627 (9.37%) We attribute this decline to the lower cost attributable to the integration of the designs which where acquired from Audio Intelligence Devices.

Operating Expenses

     Operating Expenses incurred for the year ended December 31, 2004, were $2,395,456 as compared to $1,901,592, for the year ended December 31, 2003, an increase of $493,864 (25.97%). We expect operating expenses to continue to increase if our sales level increase. We believe this increase was due primarily to the additional employees and the moving expenses related to the AID acquisition

Net Income and Earnings Per Share

     We sustained a net loss and a basic net loss per weighted average share of $(177,166) and ($.01) for the year ended December 31, 2003, as compared to a net income of $203,178 and $0.01 for the year ended December 31, 2004. In fiscal 2004, we paid a total of $685,430 in shares of our common stock. But for these issuances of common stock, our total expenses for fiscal 2004 we would have been $2,543,650 and thus we actually sustained an operating profit of $377,731. We expect to maintain operating profitably in fiscal 2005.

Liquidity and Capital Resources

     At December 31, 2004, we had working capital of $1,839,395 as compared with $1,285,921 at December 31, 2003, an increase of $553,474 (43.04%). We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a director and majority shareholder of our company and Sirchie owns approximately 41.9% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie. All the loans which Serchie previously made to us were paid in full in Fiscal 2003 and we did not borrow any money from Sirchie in Fiscal 2004. We have a line of credit with Wachovia Bank in the amount of $750,000. We do not owe any money on that line.

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

Research and Development

     In fiscal 2004, we spent $148,194 on research and development. The majority of these funds were spent on the research and development of our EDW. We expect to continue to expend funds on the research and development on our EDW. We do not have any other current plans to commence research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is set forth at the end of this report.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     As of December 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers, directors and key employees and their ages and positions with us as of March December 31, 2004, are as follows:






          Name                        Age              Position
          ----                        ---              --------

         Paul Feldman                  48              President, Treasurer
                                                       And Director

         John H. Carrington            70              Director

         Anthony Rand                  65              Director

         Martin L. Perry               44              Director

         General James J. Lindsay      72              Director

         Joseph Jordan                 57              Director




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

     Anthony Rand has served as a director of our company since May 2003. Mr. Rand is the Senate majority leader for the North Carolina Senate since 1995. Senator Rand earned a B.A. in Political Science from the University of North Carolina , Chapel Hill in 1961 and a J.D. from the University of North Carolina Law School 1964. Senator Rand also is a consultant to Sonorex Inc. and the President of Rand &Gregory, P.A- Senator Rand also serves on numerous Boards and commissions such as the Board of Directors and treasurer, General Alumni Association of the University of North Carolina

     Martin Perry has served as a director of our company since May 2003. Mr. Perry graduated from Brigham Young University 1985 with a degree in Communications and played basketball for the Cougars. From 1994 thru 2000 Mr. Perry was involved in Equipment Distributors, Raleigh North Carolina which works exclusively with the law enforcement community.

     General James J. Lindsay has served as a director of the Company since August 2004. General Lindsay retired from the Armed Services on July 1, 1990. Currently, General Lindsay is president of the Airborne and Special Operations Museum Foundation, and a Senior Observer with the Army's Battle Command Training Program. Additionally, General Lindsey is a member of the United States Army Ranger Hall of Fame and Officer Candidate School Hall of Fame, US Army Science Board and Special Operations Advisory Group to the Secretary of Defense. He was also the 1996 recipient of the Infantry's Doughboy Award, and the 1998 recipient of the United States Special Operations Command Bull Simon Award.

     Joseph A. Jordan has served as director since December 2004. on our as an additional member of the Board of Directors of the Company. Mr. Jordan received a B.S. in Accounting from Villanova University 1969 and was the former managing partner Kopensky & Company CPA's. He is currently a partner in the accounting firm of Jordan & Delaney LLP and is currently a member of the American Institute of CPA's. In addition, the Company adopted a formal Audit Committee Charter.

     Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the board of directors. The board of directors does not have any committees. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings.


Audit Committee

     On December 23, 2004, the Company established an audit committee. Currently, Mr. Rand and Mr. Perry and Mr. Jordan are members of that committee..


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

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2004, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2004 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended December 31, 2004 (collectively, the "Named Executive Officers").

                                          SUMMARY COMPENSATION TABLE
                              Annual Compensation                       Long-Term Compensation
                              -------------------                       ----------------------
                                                       Other       Restricted   Securities      LTIP Pay    All Other
Name and Principal      Year    Salary       Bonus     Annual      Stock        Underlying      outs ($)    Compensation
Position                         ($)          ($)      Compens     Award(s)     Options/                    ($)
                                                     -ation        ($)          SAR's (#)

Paul Feldman,          2004     $127,793.84   ---        ----         400,000      ----             ----     ----
President              2003     $180,631      ---        ----         300,000      ----             ----     ----


Employment and Other Agreements

     We have not entered into any employment agreements with any of our named executive officers and directors nor is there any compensatory plan or arrangement with any named executive officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 23, 2005, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.





                                              Amount of           Percentage of
  Name and Address of                         Beneficial            Beneficial
  Beneficial Owner                            Ownership             Ownership
  ----------------                            ---------             ---------
 John H. Carrington(1)*                      14,098,368(2)           56.10%

 Sirchie Finger Print Laboratories, Inc.*     8,333,334(3)           33.16%

 Paul Feldman (1)(3) *                          491,146               1.95%

 Anthony Rand(1)*                               125,334               0.50%

 Martin L. Perry(1)*                            111,000               0.44%

 James J. Lindsay(1)                             50,000               0.20%

 Joseph Jordan (1)                                1,000              0.004%


 All Directors and Executive Officers as a
 Group (6 persons)                           14,876,848              59.19%


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

     The foregoing table is based upon 25,132,436 shares of common stock outstanding as of March 28, 2005, assuming no other changes in the beneficial ownership of the our securities.



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We entered into no related transactions within the last two fiscal years.

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

(b) Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees and Services.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $ and $20,000 respectively.

Audit Related Fees. For the years ended December 31, 2004 and 2003, the Company incurred fees to auditors of $___ and ___ for audit related fees, respectively.

All Other Fees. No other fees were billed by our auditors for services rendered to the Company.

     The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LAW ENFORCEMENT ASSOCIATES CORPORATION

                                     By:/s/ Paul Feldman
                                        ----------------
                                     Paul Feldman, President and Treasurer

Dated: March 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                   Title                              Date
           ---------                   -----                              -----
           /s/Paul Feldman             President, Treasurer, Director    3/29/05
           --------------              Principal Financial Officer and
           Paul Feldman                Principal Executive Officer


           /s/John H. Carrington       Director                          3/29/05
           ---------------------
           John H. Carrington

           /s/Martin L. Perry          Director                          3/29/05
           ------------------
           Martin L. Perry

           /s/ James Lindsey           Director                          3/29/05
           -----------------
           James Lindsay

           /s/ Anthony Rand            Director                          3/29/05
           ----------------
           Anthony Rand

           /s/ Joseph Jordan           Director                          3/29/05
           -----------------
           Joseph Jordan

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Law Enforcement Associates Corporation


We have audited the accompanying consolidated balance sheets of Law Enforcement Associates Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly in all material respects, the financial position of Law Enforcement Associates Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with United States generally accepted accounting principles.



Coral Springs, Florida
March 17, 2005

                          Law Enforcement Associates Corporation
                                Consolidated Balance Sheets
                          December 31, 2004 and December 31, 2003

                                                                                           December 31,            December 31,
                                                                                               2004                    2003
                                                                                       ---------------------   --------------------
                                     ASSETS
 CURRENT ASSETS
        Cash                                                                                      $ 438,367              $ 514,624
        Accounts receivable (net of allowance for doubtful accounts of $21,509)                   1,053,719              1,098,195
        Inventory                                                                                   842,764                241,162
        Other current assets                                                                        341,035                161,653
                                                                                       ---------------------   --------------------
                                                                                        .                       .
              Total current assets                                                                2,675,885              2,015,634

 PROPERTY AND EQUIPMENT - net                                                                       340,398                 35,106
                                                                                       ---------------------   --------------------

 OTHER NON-CURRENT ASSETS
        Goodwill                                                                                  1,952,799                      -
         Patents                                                                                  1,016,250                      -
        Deferred charges                                                                            125,958                125,958
                                                                                       ---------------------   --------------------
              Total non-current assets                                                            3,095,007                125,958

 Total assets                                                                                   $ 6,111,290            $ 2,176,698
                                                                                       =====================   ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Note Payable                                                                              $ 263,766                    $ -
        Accounts payable and accruals                                                               571,951                372,167
        Capitalized leases payable - current                                                          2,251                  7,092
        Income taxes payable                                                                              -                 65,710
        Prepaid sales deposits                                                                       95,648                 35,456
                                                                                       ---------------------   --------------------

              Total current liabilities                                                             933,616                480,425

 LONG TERM LIABILITIES
        Deferred tax liability                                                                       84,558                 59,820
        Capitalized leases payable - net of current                                                       -                  2,251
                                                                                       ---------------------   --------------------

              Total long term liabilities                                                            84,558                 62,071
                                                                                       ---------------------   --------------------

 Total liabilities                                                                                1,018,174                542,496
                                                                                       ---------------------   --------------------

 STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                                   -                      -
        Common stock, $0.001 par value, 50,000,000 authorized,
              25,025,433 and 19,885,433 issued and outstanding at
              December 31, 2003 and December 31, 2002, respectively                                  25,025                 19,885
        Paid in capital in excess of par                                                          4,038,466                407,526
        Retained earnings                                                                         1,029,625              1,206,791
                                                                                       ---------------------   --------------------

              Total stockholders' equity                                                          5,093,116              1,634,202
                                                                                       ---------------------   --------------------

 Total liabilities and stockholders' equity                                                     $ 6,111,290            $ 2,176,698
                                                                                       =====================   ====================

    The accompanying notes are an integral part of the financial statements.

                          Law Enforcement Associates Corporation
                           Consolidated Statement of Operations
                      For the Years Ended December 31, 2004 and 2003

                                                                                            December 31,           December 31,
                                                                                                2004                   2003
                                                                                        ---------------------   --------------------
 REVENUES                                                                                        $ 6,235,936            $ 6,123,104

 COST OF GOODS SOLD                                                                                3,314,555              3,657,182
                                                                                        ---------------------   --------------------

              Gross profit                                                                         2,921,381              2,465,922

 RESEARCH AND DEVELOPMENT                                                                            148,194                210,537
 SERVICES AND COMPENSATION PAID WITH STOCK                                                           685,430                 19,150
 OPERATING EXPENSES                                                                                2,395,456              1,901,592
                                                                                        ---------------------   --------------------

              Total Research, Development and Operating Expenses                                   3,229,080              2,131,279

                                                                                        ---------------------   --------------------
 Net income (loss) before other income (expenses) and
 provision for income taxes                                                                         (307,699)               334,643

 OTHER INCOME (EXPENSE)
        Gain (loss) on sale of fixed assets                                                           30,673                      -
        Interest (expense)                                                                            (9,593)                (5,935)

                                                                                        ---------------------   --------------------

              Total other income (expense)                                                            21,080                 (5,935)
                                                                                        ---------------------   --------------------

 Net income (loss) before provision for income taxes                                                (286,619)               328,708

 Provision for income taxes                                                                         (109,453)               125,530
                                                                                        ---------------------   --------------------

 Net income (loss)                                                                                $ (177,166)             $ 203,178
                                                                                        =====================   ====================
 Net income (loss) per weighted average share, basic                                                 $ (0.01)                $ 0.01
                                                                                        =====================   ====================
 Weighted average number of shares                                                                21,263,455             19,947,548
                                                                                        =====================   ====================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Cash Flows
                     Years Ended December 31, 2004 and 2003
                            December 31, December 31,

                                                                                            2004                   2003
                                                                                     ---------------------   --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                     $ (177,166)             $ 203,178

        Adjustments to reconcile net income (loss) to net cash provided (used)
        by operations:
              Depreciation and amortization                                                       28,516                 28,516
              Gain on sale of fixed assets                                                             -                      -
              Imputed rent expense                                                                     -                      -
              Common stock issued for services                                                    19,150                 19,150
        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                        (505,437)              (505,437)
              (Increase) decrease in inventory                                                    (1,378)                (1,378)
              (Increase) decrease in other current assets                                        226,035                226,035
              Increase (decrease) in accounts payable and other accruals                         179,369                179,369
              Increase (decrease) in income taxes payable                                       (284,623)              (284,623)
              Increase (decrease) in customer sales deposits                                      22,296                 22,296
                                                                                    ---------------------   --------------------

 Net cash provided (used) by operating activities                                               (493,238)              (112,894)
 CASH FLOW FROM INVESTING ACTIVITIES:
        Payments for new product development                                                    (125,958)              (125,958)
        Payments for fixed assets                                                                  - 0 -                  - 0 -
        Proceeds from the sale of fixed assets                                                         -                      -
                                                                                    ---------------------   --------------------

 Net cash provided (used) by investing activities                                               (125,958)              (125,958)

 CASH FLOW FROM FINANCING ACTIVITIES:
        Increases in loans payable -related parties                                              575,500                575,500
         (Decreases) in loans payable -related parties                                          (575,500)              (575,500)
        (Decrease) in capital leases payable                                                     (15,705)               (15,705)
                                                                                    ---------------------   --------------------
         Payment of dividend                                                                    (199,204)              (199,204)
                                                                                    ---------------------   --------------------

 Net cash provided (used) by financing activities                                               (214,909)              (214,909)
                                                                                    ---------------------   --------------------

 Net increase (decrease) in cash                                                                (834,105)              (453,761)

 CASH - BEGINNING                                                                                968,385                968,385
                                                                                    ---------------------   --------------------

 CASH - ENDING                                                                                 $ 134,280              $ 514,624
                                                                                    =====================   ====================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest expense                                                                  $ 5,935                $ 5,935
                                                                                    =====================   ====================
 Cash paid for income taxes                                                                    $ 180,203              $ 180,203
                                                                                    =====================   ====================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity

                                                                    Paid in Capital       Stock                           Total
                            Number of      Common     Preferred       in Excess       Subscription      Retained       Stockholders'
                             Shares         Stock        Stock          of Par          Receivable      Earnings         Equity
                           ------------- ------------ ------------ ----------------- ---------------- -------------  ---------------
BALANCE, DECEMBER 31,
2002                         19,920,433     $ 19,920          $ -         $ 418,341        $ (30,000)  $ 1,003,613      $ 1,411,874


Common stock issued for
services                         65,000           65                         19,085                                          19,150


Stock subscription
Settlement                     (100,000)        (100)                       (29,900)          30,000                              -

Net income for the Year
ended December 31, 2003                                                                                    203,178          203,178
                           ---------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003   19,885,433       19,885            -           407,526                -     1,206,791        1,634,202


Common stock issued for
services                      1,070,000        1,070                        684,360                                         685,430

Common stock issued for
AID assets                    2,400,000        2,400                      1,917,600                                       1,920,000

Common stock issued for
Patents                       1,650,000        1,650                      1,014,600                                       1,016,250

Common stock issued for
Molds                            20,000           20                         14,380                                          14,400

Net loss for the Year
ended December 31, 2004                                                                                   (177,166)        (177,166)

                                                                                                                 -                -
                           ---------------------------------------------------------------------------------------------------------
BALANCE, December 31,
2004                         25,025,433     $ 25,025          $ -       $ 4,038,466              $ -   $ 1,029,625      $ 5,093,116
                           =========================================================================================================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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

Inventory

Inventory is stated at the lower of cost or market on the FIFO basis. Obsolete and excess inventory is written off.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $21,509 allowance for bad debt balance at December 31, 2004 and 2003 that had been established, is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

Product Warrantee

The company provides a provision for estimated warrantee repairs.

2) PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective periods. Depreciation is provided over the estimated useful lives of the related assets using the accelerated and straight-line methods for financial statement purposes. The estimated useful lives for significant property and equipment categories are as follows


Office Furniture & Equipment        5 to 7 years     Leasehold Improvements         7 years
Vehicles                            3 to 5 years     Machinery & Equipment         5 to 7 years

The following is a summary of property and equipment, at December 30, 2004 and 2003:

                                                       December 31, 2004              December 31, 2003
                                                       -----------------              -----------------
Office Furniture & Equip.                                       $ 43,408                       $ 43,408
Leasehold Improvements                                            61,931                         61,931
Vehicle                                                           16,000                              0
Machinery & Equipment                                            549,815                        220,297
                                                                 -------                        -------
     Total Property & Equip                                      671,154                        325,636
Accumulated Depreciation                                       (330,756)                      (290,530)
                                                               ---------                      ---------
     Net Property & Equip.                                     $ 340,398                       $ 35,106
                                                               ---------                       --------

Included in property and equipment at December 31, 2004 are capitalized lease equipment with a value of $187,578. Depreciation expense for the years ending December 31, 2004 and 2003 were $ 97,771 and $ 42,981, respectively.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

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

                                                            December 31, 2004          December 31, 2003
                                                            -----------------          -----------------
Statutory federal income tax rate                                  34%                        34%
State franchise and income tax                                     5%                          5
Timing differences of expenses                                      -                         (1)
Effective tax rate                                                 39%                        38%

The company has recognized a tax benefit on its loss for 2004, in recognition of loss carry-backs to prior years and anticipated future profits.

Prior to the merger, Law Enforcement Associates, Inc. filed a consolidated income tax return as a subsidiary of the Sirchie Finger Print Laboratories Inc.

4) CAPITAL TRANSACTIONS

On April 16, 2003 the company issued 50,000 shares of common stock to four individuals for services.

On November 12, 2003 the company issued 15,000 shares of common stock to two individuals for services On April 16, 2003 the Company issued 50,000 shares of common stock to four individuals for services.

On November 12, 2003 the Company issued 15,000 shares of common stock to two individuals for services.

The common stock subscription was satisfied with the return of 100,000 shares of stock, which were subsequently cancelled.

On April 20, 2004 the Company issued 620,000 shares of restricted common stock to four individuals for services valued at $434,000

On June 3, 2004, 2,400,000 shares of restricted common stock were issued pursuant to the AID asset purchase agreement. (see Note 10)

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

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

5) LEASE COMMITMENTS

Facilities

The Company's leases its office facilities from Sirchie Finger Print Laboratories, Inc. (Sirchie) the majority stockholder of the company. The lease commenced in 2003 and expires December 31, 2004. Additional space was taken in August 2004 and the lease was increased to $13,333 monthly. Effective January 2005, a new lease expiring in December 3005 was entered into at an annual cost of $ 160,000. Rent expense for the year ended December 31, 2004 was 134,347.

Equipment

The company has capitalized lease liabilities as of December 31, 2004 of $2,252 expiring through August, 2005.

6) CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During 2003 and 2004 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At December 31, 2003 receivables  from three customers  represented 26% of total
receivables  and  at  December  31,  2004   receivables   from  three  customers
represented 25% of total receivables.

For the year ended December 31, 2004, sales to one customer accounted for 7% of total sales and for the year ended December 31, 2003, sales to one customer accounted for 17% of total sales.


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

9) CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for technology research and product design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through December 31, 2003, $336,495 has been paid on the contract. Of these payments, $210,537 has been expensed as research and development and $125,958 is included in deferred charges, as new product development. The related amortization over the life of the product, estimated at 5 years, will commence upon initial product shipment, anticipated in mid 2005.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003

10) ASSET PURCHASE AGREEMENT

On June 3, 2004, the Company acquired from Audio Intelligent Devices, Inc. (a Florida based corporation), machinery and equipment and furniture and fixtures (utilized in the production of surveillance products). Pursuant to the agreement the Company paid $200,000 in cash, will pay the seller $10,000 a month for 34 months at a discounted interest rate of 5.0% resulting in cash purchase price of $ 516,402. In addition, the Company entered into a purchase agreement with the sole stockholder of Audio Intelligent Devices, Inc. for intellectual property, trademarks, inventory, customer lists and related production equipment and software in exchange for 2,400,000 shares of restricted Company common stock valued at $1,920,000 to the seller. The value of the inventory and equipment acquired was $ 483,605 and the goodwill is valued at $ 1,952,797.

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

11 PATENTS

The company issued 1,165,000 shares of common stock, valued at $ 1,016,250 for the acquisition of less lethal electrical discharge weapons patents. The patents will be amortized over the lesser of the expected useful economic life or the patent protection period not exceeding 17 years. Concurrent related product sales and amortization will start in 2005.

11 NEW ACCOUNTING PRONOUNCEMENTS

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