Form 10KSB/A
period 2004-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2005-04-01
CIK 1165921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No.1
                                       to
                                   FORM 10-KSB

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

Dated: April 1, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                   Title                              Date
           ---------                   -----                              -----
           /s/Paul Feldman             President, Treasurer, Director    4/01/05
           --------------              Principal Financial Officer and
           Paul Feldman                Principal Executive Officer


           /s/John H. Carrington       Director                          4/01/05
           ---------------------
           John H. Carrington

           /s/Martin L. Perry          Director                          4/01/05
           ------------------
           Martin L. Perry

           /s/ James Lindsey           Director                          4/01/05
           -----------------
           James Lindsay

           /s/ Anthony Rand            Director                          4/01/05
           ----------------
           Anthony Rand

           /s/ Joseph Jordan           Director                          4/01/05
           -----------------
           Joseph Jordan

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



Coral Springs, Florida
March 17, 2005

                          Law Enforcement Associates Corporation
                                Consolidated Balance Sheets
                          December 31, 2004 and December 31, 2003


                                                                                         December 31,            December 31,
                                                                                             2004                    2003
                                                                                     ---------------------   --------------------
   ASSETS


 CURRENT ASSETS
        Cash                                                                          $           438,367     $          514,624
        Accounts receivable (net of allowance for doubtful accounts of $21,509)                 1,053,719              1,098,195
        Inventory                                                                                 842,764                241,162
        Other current assets                                                                      283,688                161,653
                                                                                     ---------------------   --------------------
                                                                                      .                       .
              Total current assets                                                              2,618,538              2,015,634

 PROPERTY AND EQUIPMENT - net                                                                     340,398                 35,106
                                                                                     ---------------------   --------------------

 OTHER NON-CURRENT ASSETS
        Goodwill                                                                                1,952,799                      -
         Patents                                                                                1,016,250                      -
        Deferred charges                                                                          125,958                125,958
                                                                                     ---------------------   --------------------
              Total non-current assets                                                          3,095,007                125,958

 Total assets                                                                         $         6,053,943     $        2,176,698
                                                                                     =====================   ====================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Note Payable-current portion                                                  $           109,293     $                -
        Accounts payable and accruals                                                             571,951                372,167
        Capitalized leases payable - current                                                        2,251                  7,092
        Income taxes payable                                                                            -                 65,710
        Prepaid sales deposits                                                                     95,648                 35,456
                                                                                     ---------------------   --------------------

              Total current liabilities                                                           779,143                480,425

 LONG TERM LIABILITIES
        Note Payable-net of current portion                                                       154,473                      -
        Deferred tax liability                                                                     27,211                 59,820
        Capitalized leases payable - net of current                                                     -                  2,251
                                                                                     ---------------------   --------------------

              Total long term liabilities                                                         181,684                 62,071
                                                                                     ---------------------   --------------------

 Total liabilities                                                                                960,827                542,496
                                                                                     ---------------------   --------------------

 STOCKHOLDERS' EQUITY
        Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                                 -                      -
        Common stock, $0.001 par value, 50,000,000 authorized,
              25,025,433 and 19,885,433 issued and outstanding at
              December 31, 2003 and December 31, 2002, respectively                                25,025                 19,885
        Paid in capital in excess of par                                                        4,038,466                407,526
        Retained earnings                                                                       1,029,625              1,206,791
                                                                                     ---------------------   --------------------

              Total stockholders' equity                                                        5,093,116              1,634,202
                                                                                     ---------------------   --------------------

 Total liabilities and stockholders' equity                                           $         6,053,943     $        2,176,698
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

                          Law Enforcement Associates Corporation
                           Consolidated Statement of Cash Flows
                          Years Ended December 31, 2004 and 2003


                                                                                            December 31,            December 31,
                                                                                                2004                   2003
                                                                                     ---------------------   --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                             $          (177,166)    $          203,178

        Adjustments to reconcile net income (loss) to net cash provided (used)
        by operations:
              Depreciation and amortization                                                        41,781                 28,516
              Common stock issued for services                                                    684,360                 19,150
        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                           44,476               (505,437)
              (Increase) decrease in inventory                                                   (601,587)                (1,378)
              (Increase) decrease in other current assets                                        (154,644)               226,035
              Increase (decrease) in accounts payable and other accruals                          199,784                179,369
              Increase (decrease) in income taxes payable                                         (65,710)              (284,623)
              Increase (decrease) in customer sales deposits                                       60,192                 22,296
                                                                                     ---------------------   --------------------

 Net cash provided (used) by operating activities                                                  31,486               (112,894)
 CASH FLOW FROM INVESTING ACTIVITIES:
        Payments for new product development                                                            -               (125,958)
        Payments for fixed assets                                                                 (48,015)                     -
                                                                                     ---------------------   --------------------

 Net cash provided (used) by investing activities                                                 (48,015)              (125,958)

 CASH FLOW FROM FINANCING ACTIVITIES:
        Increases in loans payable -related parties                                                     -                575,500
         (Decreases) in loans payable -related parties                                                  -               (575,500)
        Payments of note issued for asset purchase                                                (52,636)
        (Decrease) in capital leases payable                                                       (7,092)               (15,705)
        Payment of dividend                                                                             -               (199,204)
                                                                                     ---------------------   --------------------

 Net cash provided (used) by financing activities                                                 (59,728)              (214,909)
                                                                                     ---------------------   --------------------

 Net increase (decrease) in cash                                                                  (76,257)              (453,761)

 CASH - BEGINNING                                                                                 514,624                968,385
                                                                                     ---------------------   --------------------

 CASH - ENDING                                                                        $           438,367     $          514,624
                                                                                     =====================   ====================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest expense                                                       $             9,593     $            5,935
                                                                                     =====================   ====================
 Cash paid for income taxes                                                           $            65,000     $          180,203
                                                                                     =====================   ====================
 Common stock issued for molds/equipment                                              $            14,400     $                -
 Common stock issued for patents                                                                1,016,250                      -
 Common stock issued for assets                                                                 1,920,000                      -


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