Form 10QSB
period 2005-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2005-05-03
CIK 1165921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 2005


                     LAW ENFORCEMENT ASSOCIATES CORPORATION
             (Exact name of registrant as Specified in its charter)

         Nevada                       000-49907                 56-2267438
 --------------------------       --------------------        --------------
(State or other jurisdiction    (Commission file number)      (IRS Employer
      of incorporation)                                   Identification Number)

                     100 Hunter Place, Youngsville, NC 27596


Registrant's telephone number, including area code:    (919) 554-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes  [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 25,132,433 Shares of Common Stock (no par value).


Transitional Small Business Disclosure Format (check one)
Yes  [ ]     No [X]

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets, March 31, 2005 (unaudited) and
         December 31, 2004(audited)........................................................F-2

         Consolidated Statement of Operations, Three Months ended
         March 31, 2005 and March 31, 2004.................................................F-3

         Consolidated Statement of Cash Flows, March 31, 2005 and March 31, 2004...........F-4

         Consolidated Statement of Stockholders' Equity....................................F-5

Item 2 - Management's discussion and analysis of financial condition and results of operations.....................................................................3



PART II: OTHER INFORMATION

Item 1 - Legal Proceedings.................................................................5

Item 2 - Changes in Securities.............................................................5

Item 3 - Defaults Upon Senior Securities...................................................5

Item 4 - Submission of Matters to a Vote of Security Holders...............................5

Item 5 - Other Information.................................................................5

Item 1. Financial Statements

                     Law Enforcement Associates Corporation
                 Balance Sheets, March 31, 2005 (unaudited)
                        and December 31, 2004 (audited)

                                                                                           March 31,      December 31,
                                                                                            2005              2004
    ASSETS                                                                                                  (Audited)
                                                                                       --------------    ---------------
 CURRENT ASSETS
       Cash                                                                            $     209,716     $      438,367
       Accounts receivable (net of allowance for doubtful accounts of $21,509)             1,810,957          1,053,719
       Inventory                                                                             889,318            842,764
       Other current assets                                                                  223,664            283,688
                                                                                       --------------    ---------------
           Total current assets                                                            3,133,655          2,618,538
                                                                                       --------------    ---------------

 PROPERTY AND EQUIPMENT - net                                                                321,467            340,398
                                                                                       --------------    ---------------

 OTHER NON-CURRENT ASSETS
       Goodwill                                                                            1,952,799          1,952,799
       Patents - net                                                                       1,009,312          1,016,250
       Deferred charges                                                                      125,958            125,958
                                                                                       --------------    ---------------
           Total non-current assets                                                        3,088,069          3,095,007
                                                                                       --------------    ---------------

 Total assets                                                                          $   6,543,191     $    6,053,943
                                                                                       ==============    ===============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
       Note payable-current portion                                                    $     110,666     $      109,293
       Line of credit                                                                        250,000                  -
       Accounts payable and accruals                                                         465,691            571,951
       Capitalized leases payable - current                                                    1,412              2,251
       Prepaid sales deposits                                                                 21,436             95,648
                                                                                       --------------    ---------------
           Total current liabilities                                                         849,205            779,143
                                                                                       --------------    ---------------

 LONG TERM LIABILITIES
       Note Payable-net of current portion                                                   126,286            154,473
       Deferred tax liability                                                                 27,211             27,211
       Capitalized leases payable - net of current                                                 -                  -
                                                                                       --------------    ---------------

           Total long term liabilities                                                       153,497            181,684
                                                                                       --------------    ---------------

           Total liabilities                                                               1,002,702            960,827
                                                                                       --------------    ---------------
 STOCKHOLDERS' EQUITY
       Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                             -                  -
       Common stock, $0.001 par value, 50,000,000 authorized,
           25,132,433 and 25,025,433 issued and outstanding at
           March 31, 2005 and December 31, 2004, respectively                                 25,132             25,025
       Paid in capital in excess of par                                                    4,410,420          4,038,466
       Retained earnings                                                                   1,104,937          1,029,625
                                                                                       --------------    ---------------
           Total stockholders' equity                                                      5,540,489          5,093,116
                                                                                       --------------    ---------------

 Total liabilities and stockholders' equity                                            $   6,543,191     $    6,053,943
                                                                                       ==============    ===============

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
              Three Months ended March 31, 2005 and March 31, 2004

                                                                                          March 31,          March 31,
                                                                                            2005               2004
                                                                                        --------------     --------------

 REVENUES                                                                              $   2,598,897      $   1,290,110

 COST OF GOODS SOLD                                                                        1,297,463            610,115
                                                                                       --------------     --------------

           Gross profit                                                                    1,301,434            679,995
                                                                                       --------------     --------------

 SERVICES AND COMPENSATION PAID WITH STOCK                                                   372,061                  -
 OPERATING EXPENSES                                                                          792,058            392,062
                                                                                       --------------     --------------

           Total Operating Expenses                                                        1,164,119            392,062
                                                                                       --------------     --------------

 Net income before other income (expenses) and
 provision for income taxes                                                                  137,315            287,933
                                                                                       --------------     --------------

 OTHER INCOME (EXPENSE)
       Loss on sale of fixed assets                                                           (3,627)                 -
       Interest expense                                                                       (4,409)              (136)
       Other                                                                                      33                  -
                                                                                       --------------     --------------

           Total other expense                                                                (8,003)              (136)
                                                                                       --------------     --------------

 Net income before provision for income taxes                                                129,312            287,797

 Provision for income taxes                                                                   54,000            107,600
                                                                                       --------------     --------------

 Net income                                                                            $      75,312      $     180,197
                                                                                       ==============     ==============
  Net income per weighted average share, basic                                         $        0.00      $        0.01
                                                                                       ==============     ==============
  Weighted average number of shares                                                       25,089,633         19,885,433
                                                                                       ==============     ==============

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity




                                                                           Paid in Capital    Retained          Total
                                   Number of      Common      Preferred       in Excess       Earnings      Stockholders'
                                     Shares        Stock        Stock          of Par                          Equity
                                 -------------- ----------- ------------- ----------------- ------------- ---------------
BALANCE, DECEMBER 31, 2003
                                    19,885,433  $   19,885   $         -  $        407,526  $  1,206,791  $    1,634,202


Common stock issued for services     1,070,000       1,070                         684,360                       685,430

Common stock issued for AID assets   2,400,000       2,400                       1,917,600                     1,920,000

Common stock issued for Patents      1,650,000       1,650                       1,014,600                     1,016,250

Common stock issued for Molds           20,000          20                          14,380                        14,400


Net loss for the Year ended
December 31, 2004                                                                               (177,166)       (177,166)

                                                                                                       -               -
                                 -------------- ----------- ------------- ----------------- ------------- ---------------
BALANCE, December 31, 2004
                                    25,025,433  $   25,025   $         -  $      4,038,466  $  1,029,625  $    5,093,116

Common stock issued for services       107,000         107                         371,954                $      372,061



Net income for the three months
ended March 31, 2005                                                                              75,312  $       75,312
                                 -------------- ----------- ------------- ----------------- ------------- ---------------

BALANCE, March 31, 2005             25,132,433  $   25,132  $          -  $      4,410,420  $  1,104,937  $    5,540,489
                                 ============== =========== ============= ================= ============= ===============


                     Law Enforcement Associates Corporation
                      Consolidated Statement of Cash Flows
                       March 31, 2005 and March 31, 2004


                                                                                         March 31,         March 31,
                                                                                           2005               2004
                                                                                       --------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                      $      75,312     $      180,197

       Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
           Depreciation and amortization                                                      34,472              3,419
           Loss on sale of property and equipment                                              3,627                  -
           Common stock issued for services                                                  372,061                  -
       Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                       (757,238)           398,405
           (Increase) decrease in inventory                                                  (46,554)            12,740
           (Increase) decrease in other current assets                                        60,024           (167,573)
           Increase (decrease) in accounts payable and other accruals                       (106,260)          (174,085)
           Increase (decrease) in income taxes payable                                             -            107,600
           Increase (decrease) in customer sales deposits                                    (74,212)           (30,638)
                                                                                       --------------    ---------------
 Net cash provided by (used in) operating activities                                        (438,768)           330,065
                                                                                       --------------    ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments for deferred charges                                                               -            (62,881)
       Purchases of patents                                                                  (10,000)                 -
       Capital expenditures                                                                   (2,230)                 -
                                                                                       --------------    ---------------
 Net cash used in investing activities                                                       (12,230)           (62,881)
                                                                                       --------------    ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under line of credit agreement                                         250,000                  -
       Payments on long-term debt                                                            (26,814)                 -
       Payments on capital leases                                                               (839)            (4,165)
                                                                                       --------------    ---------------
 Net cash provided by (used in) financing activities                                         222,347             (4,165)
                                                                                       --------------    ---------------

 Net increase (decrease) in cash                                                            (228,651)           263,019

 CASH - BEGINNING                                                                            438,367            514,624
                                                                                       --------------    ---------------
 CASH - ENDING                                                                         $     209,716     $      777,643
                                                                                       ==============    ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest expense                                                        $       4,409     $          136
                                                                                       ==============    ===============
 Cash paid for income taxes                                                            $           -     $      160,500
                                                                                       ==============    ===============

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


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

Principles of consolidation

The consolidated  financial  statements  include the accounts of Law Enforcement
Associates   Corporation  and  its   wholly-owned   subsidiary  Law  Enforcement
Associates, Inc. All intercompany transactions have been eliminated.

Revenue recognition

The Company's revenue is derived primarily from the sale of its products to its customers upon shipment of product or upon the providing of services. Revenue recognition is upon receipt and acceptance of the product or service by the customer.

Net income per share

Basic earnings per share is computed by dividing the net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There are no common stock equivalents for the Company. No preferred stock has been issued.

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

Inventory

Inventory  is stated  at the lower of cost or market on the first in,  first out
(FIFO) basis. Obsolete and excess inventory is written off.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


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

Shipping and Handling Costs

The Company records the amount of shipping and handling costs billed to customers as revenue. During 2005 and 2004, costs incurred for shipping and handling costs have been included in cost of goods sold.

Interim Statements

The financial statements for the three months ending March 31, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three months are not indicative of a full year of results.

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The allowance for bad debts at March 31, 2005 and December 31, 2004 of $21,509, respectively, is that which has been established by management and is a management estimate based on the credit worthiness of the primary customer base, largely government entities and the military.

Goodwill

Goodwill represents the excess of the cost of a company acquired over the fair value of their net tangible assets at the date of acquisition. (See Note 9) The Company has adopted the provisions of Statement of Financial Accounting
Standards No. 142, which eliminates the amortization of goodwill and other intangibles without a finite life, but does require the review for impairment at least annually. For the period ended March 31, 2005, no such impairment has been recognized.

Patents

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. Those cost of the patents in process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately.

Accumulated amortization relating to patents was approximately $17,000 at March 31, 2005 and $0 at December 31, 2004.

Product Warranty

The Company provides a provision for estimated warranty repairs.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


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

    Office Furniture & Equipment       5 to 7 years      Leasehold Improvements         7 years
    Vehicles                           3 to 5 years      Machinery & Equipment         5 to 7 years

The following is a summary of property and equipment, at March 31, 2005 and December 31, 2004:

                                                                  March 31, 2005         December 31, 2004
                                                                  --------------         -----------------
       Office Furniture & Equip.                                  $  41,694                $   43,408
       Leasehold Improvements                                         5,138                    61,931
       Vehicle                                                       16,000                    16,000
       Machinery & Equipment                                        540,834                   549,815
                                                                  ---------                 ---------
           Total Property & Equip.                                  603,666                   671,154
       Accumulated Depreciation                                    (282,199)                 (330,756)
                                                                  ---------                 ---------
           Net Property & Equipment                               $ 321,467                 $ 340,398
                                                                  =========                 =========

Included in property and equipment at March 31, 2005 and December 31, 2004 are capitalized lease equipment with a value of $3,436 and $4,080, respectively. Depreciation expense for the three-month period ended March 31, 2005 and the year ended December 31, 2004 was $17,534 and $97,771, respectively. In the first quarter of 2005, approximately $55,000 of assets were retired due to them no longer being in use. This retirement resulted in at loss of $3,627.

                    Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


3) INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                 March 31, 2005         December 31, 2004
                                                                 --------------         -----------------
       Deferred tax assets:
       Inventory                                                 $   11,934                $   11,934
       Allowance for doubtful accounts                                8,292                     8,292
       Net economic loss of $268,000
         expiring on December 31, 2019                               12,196                    12,196
                                                                 ----------                ----------
                                                                     32,422                    32,422
                                                                 ----------                ----------

       Deferred tax (liabilities):
       Research and development                                     (48,557)                  (48,557)
       Miscellaneous                                                (11,076)                  (11,076)
                                                                 ----------                ----------
                                                                    (59,633)                  (59,633)
                                                                 ----------                -----------
         Deferred tax (liability), net                           $  (27,211)               $  (27,211)
                                                                 ==========                ==========

3) INCOME TAXES (Continued)

Current tax expense is the only component present in the provision for income taxes in the accompanying statements of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows:

                                                                  March 31, 2005            March 31, 2004
                                                                  --------------            --------------
       Statutory federal income tax rate                                 34%                       34%
       State income tax - net of federal benefit                          5%                        5%
       Timing differences of expenses                                     3%                       (1)%
                                                                        ---                        --
       Effective tax rate                                                42%                       38%
                                                                         ==                        ==

Prior to the merger, Law Enforcement Associates, Inc. filed a consolidated income tax return as a subsidiary of Sirchie Finger Print Laboratories Inc.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


4) CAPITAL TRANSACTIONS

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

On January 5, 2005, the Company issued 105,000 shares of restricted common stock to individuals for services valued at $361,726.

On January 5, 2005, the Company issued 2,000 shares of common stock to an individual for services valued at $10,335.

5) LEASE COMMITMENTS

Facilities

The Company's leases its office facilities from Sirchie Finger Print Laboratories, Inc. (Sirchie), the majority stockholder of the Company. The lease commenced in 2003 and expired December 31, 2004. Additional space was taken in August 2004 and the lease was increased to $13,333 monthly. Effective January 2005, a new lease expiring in December 2005 was entered into at an annual cost of $160,000. Rent expense for the year ended December 31, 2004 was 134,347. Rent expense for the three month period ended March 31, 2005 was approximately $40,000.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


5) LEASE COMMITMENTS (Continued)

Equipment

The Company has capitalized lease liability of $1,412 expiring through August, 2005.

6) CONCENTRATION OF RISK

The Company places its cash in high credit quality financial institutions. During 2004 and through March 31, 2005, the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At March  31,  2005  receivables  from two  customers  represented  47% of total
receivables  and  at  December  31,  2004   receivables   from  three  customers
represented 25% of total receivables.

For the three months ended March 31, 2005, sales to two customers accounted for 34% of sales and for the year ended December 31, 2004, sales to one customer accounted for 7% of total sales.

7) CONTRACT COMMITMENT

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

8) PATENTS

The Company issued 1,165,000 shares of common stock, valued at $1,016,250 for the acquisition of less lethal electrical discharge weapons patents during 2004. The patents will be amortized over the lesser of the expected useful economic life or the patent protection period not exceeding 17 years. Concurrent related product sales and amortization will start in 2005.

9) ASSET PURCHASE AGREEMENT

On June 3, 2004, the Company acquired from Audio Intelligent Devices, Inc. (a Florida based corporation), machinery and equipment and furniture and fixtures (utilized in the production of surveillance products). Pursuant to the agreement the Company paid $200,000 in cash, will pay the seller $10,000 a month for 34 months at a discounted interest rate of 5.0% resulting in cash purchase price of $ 516,402. In addition, the Company entered into a purchase agreement with the sole stockholder of Audio Intelligent Devices, Inc. for intellectual property, trademarks, inventory, customer lists and related production equipment and software in exchange for 2,400,000 shares of restricted Company common stock valued at $1,920,000 to the seller. The value of the inventory and equipment acquired was $ 483,605 and the goodwill is valued at $ 1,952,799.

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

10) LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR plus 3%. The Company had outstanding borrowings against this line at March 31, 2005 and December 31, 2004, of $250,000 and $0, respectively.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


11) NOTE PAYABLE

In June 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 $10,000 monthly payments (including imputed interest of 5%) The note balance as of March 31, 2005 is:

                  Current Portion                    $   126,286
                  Balance-Net of Current                 110,666
                                                      ----------
                  Total Note Payable                 $   236,952
                                                      ==========

           Maturities of long-term debt at March 31, 2005 are as follows:

                  Year Ending December 31:

                           2005                     $     82,480
                           2006                          114,885
                           2007                           39,587
                                                    ------------
                                                    $    236,952

12) ACCOUNTS PAYABLE AND ACCRUALS

The following is a breakdown of accounts payable and accruals at March 31, 2005 and December 31, 2004:

                                                          March 31, 2005              December 31, 2004
                                                          --------------              -----------------
Accounts payable                                               $ 144,869                      $ 331,887
Wages and related payroll taxes                                   25,062                         35,620
Commissions                                                      225,190                        144,862
401(k) contribution                                               32,208                         25,388
Warranty provision                                                37,114                         30,303
Miscellaneous                                                      1,248                          3,891
                                                          --------------              -----------------
     Total accounts payable and accruals                      $  465,691                      $ 571,951
                                                          ==============              =================

The Company has a 401(k) Plan (the "Plan") to provide retirement benefits for its qualified employees. Qualified employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees' wages. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Total contributions for the three months ended March 31, 2005 and 2004 were $6,250 and $6,573, respectively.

13) NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


13) NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

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

Results of Operations Results of Operations


Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

     Revenues for the three months ended March 31, 2005, were $2,598,897 as compared to $1,290,110 for the three months ended March 31, 2004, which represents an increase of $1,308,877 (101%). The increase in revenues from the prior year is primarily due to the increased sales of our surveillance equipment and AID related products. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of AID equipment and the under vehicle inspection system, which are being utilized to secure government and military facilities. Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold

     Cost of Goods Sold for the three months ended March 31, 2005 were $1,297,463 as compared to $610,115 for the three months ended March 31, 2004, an increase of approximately $687,348 (113%). This increase was primarily due to the increase in the number of products sold as well the cost of integrating the AID products into our systems.

Operating Expenses

     Operating Expenses incurred for the three months ended March 31, 2005 were $792,058 as compared to $392,062 for the three months ended March 31, 2004, an increase of $399,996 (102%). We believe this increase was primarily due to the additional employees related to the AID acquisition as well as the continued development of several patents which were acquired by the Company. We do not expect our operating expenses to significantly increase as our level of sales continue to increase.

Net Income and Earnings Per Share

     In the first quarter of 2005, we paid a total of $372,061 in shares of our common stock. But for the issuance these shares of common stock, our total operating expenses for the first quarter would have been $792,000. As such, we sustained an operating profit of $509,376 which represents and increase in operating profit of $221,443 (77%) over the same period last year.

     Our net income before taxes and interest expense for the three months ended March 31, 2005 was $137,315 as compared to $287,933 for the three months ended March 31, 2004, a decrease of $156, 618 (52%). Our net income after provision for income tax and the basic net income per weighted average share was $.00 for the three months ended March 31, 2005, as compared to $0.01 for the three months ended March 31, 2004.

Liquidity and Capital Resources

     At March 31, 2005, we had working capital of $2,284,450 as compared with $1,839,395 at March 31, 2004, an increase of $445,055 (24%). We have a line of credit with Wachovia Bank in the amount of $750,000 against which, during the quarter, we borrowed $250,000. We expect to pay this back in the second quarter of 2005. We drew down on this line of credit due to the government's trend to pay it receivables slowly. However, we believe we have sufficient cash flow and that the current line of credit is sufficient to meet our current cash needs.

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

Item 3. Controls and Procedures

     As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

Research and Development

     In the first quarter of 2005, we spent approximately $65,500 for the completion of our Stun Pistol(TM) mold which is and the commencement of our pepper spray design and mold.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Change in Securities


     During this quarter, we issued a total of 107,000 shares of our common stock for services rendered to the Company.

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


Law Enforcement Associates, Inc.



By: /s/ Paul Feldman
----------------------
Paul Feldman, President