Form 10QSB
period 2005-06-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2005-08-15
CIK 1165921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2005


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

                         PART I: FINANCIAL INFORMATION

Item 1 -  Financial Statements                                                         Page

          Consolidated  Balance Sheets,  June 30, 2005  (unaudited) and December
          31, 2004(audited)............................................................. 2
          Consolidated Statement of Operations for the Six Months ended June 30,
          2005 and June 30, 2004........................................................ 3
          Consolidated  Statement of Operations  for the Three Months ended June
          30, 2005 and June 30, 2004.................................................... 4
          Consolidated  Statement  of  Stockholders'  Equity  for the Six Months
          ended June 30, 2005 and the Year ended December 31, 2004...................... 5
          Consolidated Statement of Cash Flows for the Six Months ended June 30,
          2005 and June 30, 2004........................................................ 6
          Notes to Consolidated Financial Statements.................................... 7

                     Law Enforcement Associates Corporation
                          Consolidated Balance Sheets
                      June 30, 2005 and December 31, 2004


                                                                                           June 30,          December 31,
                                                                                             2005               2004
    ASSETS                                                                                                    (Audited)
                                                                                        ---------------    ---------------
 CURRENT ASSETS
       Cash                                                                             $      402,682     $      438,367
       Accounts receivable (net of allowance for doubtful accounts of $21,509)                 992,858          1,053,719
       Inventory                                                                               937,761            842,764
       Other current assets                                                                    317,991            283,688
                                                                                        ---------------    ---------------
            Total current assets                                                             2,651,292          2,618,538
                                                                                        ---------------    ---------------

 PROPERTY AND EQUIPMENT - net                                                                  403,253            340,398
                                                                                        ---------------    ---------------

 OTHER NON-CURRENT ASSETS
       Goodwill                                                                              1,952,799          1,952,799
       Patents - net                                                                         1,053,898          1,016,250
       Deferred tax asset                                                                       44,789                  -
       Deferred charges                                                                        125,958            125,958
                                                                                        ---------------    ---------------
            Total non-current assets                                                         3,177,444          3,095,007
                                                                                        ---------------    ---------------

 Total assets                                                                           $    6,231,989     $    6,053,943
                                                                                        ===============    ===============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
       Note payable-current portion                                                     $       97,746     $      109,293
       Accounts payable and accruals                                                           595,681            571,951
       Capitalized leases payable - current                                                        567              2,251
       Prepaid sales deposits                                                                   19,362             95,648
                                                                                        ---------------    ---------------
            Total current liabilities                                                          713,356            779,143
                                                                                        ---------------    ---------------

 LONG TERM LIABILITIES
       Note Payable-net of current portion                                                     112,055            154,473
       Deferred tax liability                                                                        -             27,211
                                                                                        ---------------    ---------------

            Total long term liabilities                                                        112,055            181,684
                                                                                        ---------------    ---------------

            Total liabilities                                                                  825,411            960,827
                                                                                        ---------------    ---------------
 STOCKHOLDERS' EQUITY
       Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                               -                  -
       Common stock, $0.001 par value, 50,000,000 authorized,
            25,152,433 and 25,025,433 issued and outstanding at
            June 30, 2005 and December 31, 2004, respectively                                   25,152             25,025
       Paid in capital in excess of par                                                      4,464,033          4,038,466
       Retained earnings                                                                       917,393          1,029,625
                                                                                        ---------------    ---------------
            Total stockholders' equity                                                       5,406,578          5,093,116
                                                                                        ---------------    ---------------

 Total liabilities and stockholders' equity                                             $    6,231,989     $    6,053,943
                                                                                        ===============    ===============

      The accompanying notes are integral part of the financial statements.

                     Law Enforcement Associates Corporation
                     Consolidated Statements of Operations
                 For the six months ended June 30, 2005 and 2004

                                                                                            June 30,                  June 30,
                                                                                              2005                      2004
                                                                                         ---------------           ---------------

 REVENUES                                                                                $    4,517,180            $    2,614,947

 COST OF GOODS SOLD                                                                           2,943,379                 1,498,180
                                                                                         ---------------           ---------------

            Gross profit                                                                      1,573,801                 1,116,767
                                                                                         ---------------           ---------------

 SERVICES AND COMPENSATION PAID WITH STOCK                                                      399,060                   662,000
 OPERATING EXPENSES                                                                           1,347,719                   869,463
                                                                                         ---------------           ---------------

            Total Operating Expenses                                                          1,746,779                 1,531,463
                                                                                         ---------------           ---------------

 Net (loss) before other income (expenses) and
 provision for income taxes                                                                    (172,978)                 (414,696)
                                                                                         ---------------           ---------------

 OTHER INCOME (EXPENSE)
       Loss on retirement of fixed assets                                                        (3,627)                        -
       Interest expense                                                                          (9,650)                   (1,486)
       Other                                                                                      2,023                         -
                                                                                         ---------------           ---------------

            Total other expense                                                                 (11,254)                   (1,486)
                                                                                         ---------------           ---------------

 Net (loss) before provision for income taxes                                                  (184,232)                 (416,182)

 Provision for income taxes (benefit)                                                           (72,000)                 (153,987)
                                                                                         ---------------           ---------------

 Net (loss)                                                                              $     (112,232)           $     (262,195)
                                                                                         ===============           ===============
 Net (loss) per weighted average share, basic                                            $         0.00            $        (0.01)
                                                                                         ===============           ===============
 Weighted average number of shares                                                           25,109,969                20,118,290
                                                                                         ===============           ===============

      The accompanying notes are integral part of the financial statements.

                     Law Enforcement Associates Corporation
                     Consolidated Statements of Operations
                For the three months ended June 30, 2005 and 2004


                                                                                             June 30,                   June 30,
                                                                                               2005                       2004
                                                                                         ---------------            --------------

 REVENUES                                                                                $    1,918,283             $   1,324,837

 COST OF GOODS SOLD                                                                           1,645,916                   888,065
                                                                                         ---------------            --------------

            Gross profit                                                                        272,367                   436,772
                                                                                         ---------------            --------------

 SERVICES AND COMPENSATION PAID WITH STOCK                                                       27,000                   662,000
 OPERATING EXPENSES                                                                             555,661                   477,401
                                                                                         ---------------            --------------

            Total Operating Expenses                                                            582,661                 1,139,401
                                                                                         ---------------            --------------

 Net (loss) before other income (expenses) and
 provision for income taxes                                                                    (310,294)                 (702,629)
                                                                                         ---------------            --------------

 OTHER INCOME (EXPENSE)
       Loss on retirement of fixed assets                                                             -                         -
       Interest expense                                                                          (5,241)                   (1,350)
       Other                                                                                      1,991                         -
                                                                                         ---------------            --------------

            Total other expense                                                                  (3,250)                   (1,350)
                                                                                         ---------------            --------------

 Net (loss) before provision for income taxes                                                  (313,544)                 (703,979)

 Provision for income taxes (benefit)                                                          (126,000)                 (261,587)
                                                                                         ---------------            --------------

 Net (loss)                                                                              $     (187,544)            $    (442,392)
                                                                                         ===============            ==============
 Net (loss) per weighted average share, basic                                            $        (0.01)            $       (0.02)
                                                                                         ===============            ==============
 Weighted average number of shares                                                           25,144,433                20,537,433
                                                                                         ===============            ==============

      The accompanying notes are integral part of the financial statements.

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2005 and the year ended December 31, 2004



                                                                    Paid in Capital    Stock                      Total
                               Number of     Common     Preferred     in Excess     Subscription   Retained   Stockholders'
                                Shares        Stock       Stock        of Par       Receivable     Earnings      Equity
                             ------------- ----------- ------------ -------------- ------------ ------------- -------------
BALANCE, DECEMBER 31,
2003
                               19,885,433  $   19,885  $         -  $     407,526  $          -  $  1,206,791  $  1,634,202


Common stock issued for
services                        1,070,000       1,070                     684,360                                   685,430

Common stock issued for
AID assets                      2,400,000       2,400                   1,917,600                                 1,920,000

Common stock issued
for patents                     1,650,000       1,650                   1,014,600                                 1,016,250

Common stock issued
for molds                          20,000          20                      14,380                                    14,400

Net loss for the Year ended
December 31, 2004                                                                                    (177,166)    (177,166)
                             ------------- ----------- ------------ -------------- ------------- ------------- -------------
BALANCE, December 31,
2004                           25,025,433  $   25,025  $         -  $   4,038,466  $           - $   1,029,625 $  5,093,116

Common stock issued for
 services                         107,000         107                     371,954                                   372,061

Common stock issued
for services                       10,000          10                      26,990                                    27,000

Common stock issued
for patents                        10,000          10                      26,623                                    26,633

Net loss for the six months
ended June 30, 2005                                                                                  (112,232) $   (112,232)
                             ------------- ----------- ------------ -------------- ------------- ------------- -------------

BALANCE, June 30, 2005         25,152,433    $ 25,152  $         -  $   4,464,033  $          -  $    917,393  $  5,406,578
                             ============= =========== ============ ============== ============= ============= =============

      The accompanying notes are integral part of the financial statements.

                     Law Enforcement Associates Corporation
                     Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2005 and 2004


                                                                                             June 30,                 June 30,
                                                                                               2005                     2004
                                                                                         ---------------          ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                                        $     (112,232)          $      (262,195)

       Adjustments to reconcile net (loss) to net cash provided by operations:
            Depreciation and amortization                                                        67,867                    20,468
            Loss on sale of property and equipment                                                3,627                         -
            Deferred taxes                                                                      (72,000)                        -
                                                                                         ---------------
            Common stock issued for services                                                    399,060                   662,000
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                           60,861                   345,806
            (Increase) decrease in inventory                                                    (94,997)                    6,295
            (Increase) decrease in other current assets                                         (34,303)                 (321,515)
            Increase (decrease) in accounts payable and other accruals                           23,730                  (175,840)
            Increase (decrease) in income taxes payable                                               -                   (40,972)
            Increase (decrease) in customer sales deposits                                      (76,286)                  (29,129)
                                                                                         ---------------           ---------------
 Net cash provided by operating activities                                                      165,327                   204,918
                                                                                         ---------------           ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments for deferred charges                                                                  -                   (62,881)
       Purchases of patents                                                                    (44,891)                         -
       Capital expenditures                                                                   (100,472)                  (225,015)
                                                                                         ---------------           ---------------
 Net cash used in investing activities                                                         (145,363)                 (287,896)
                                                                                         ---------------           ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt                                                               (53,965)                   (8,682)
       Payments on capital leases                                                                (1,684)                   (4,986)
                                                                                         ---------------           ---------------
 Net cash (used in) financing activities                                                        (55,649)                  (13,668)
                                                                                         ---------------           ---------------

 Net (decrease) in cash                                                                         (35,685)                  (96,646)

 CASH - BEGINNING                                                                               438,367                   514,624
                                                                                         ---------------           ---------------
 CASH - ENDING                                                                           $      402,682            $      417,978
                                                                                         ===============           ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                          $        9,650            $        1,486
                                                                                         ===============           ===============
 Cash paid for income taxes                                                              $            -            $      213,000
                                                                                         ===============           ===============
 Inventory, equipment and goodwill purchased with loan payable and common stock          $            -            $    3,316,402
                                                                                         ===============           ===============
 Patents purchased with issuance of common stock                                         $       26,633            $            -
                                                                                         ===============           ===============

      The accompanying notes are integral part of the financial statements.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


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

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


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

Interim Statements

The financial statements for the three and six months ending June 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three and six months are not indicative of a full year of results.

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The allowance for bad debts at June 30, 2005 and December 31, 2004 of $21,509, respectively, is that which has been established by management and is a management estimate based on the credit worthiness of the primary customer base, largely government entities and the military.

Goodwill

Goodwill represents the excess of the cost of a company acquired over the fair value of their net tangible assets at the date of acquisition. (See Note 9) The Company has adopted the provisions of Statement of Financial Accounting
Standards No. 142, which eliminates the amortization of goodwill and other intangibles without a finite life, but does require the review for impairment at least annually. For the period ended June 30, 2005, no such impairment has been recognized.

Patents

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. Those cost of the patents in process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately.

Product Warranty

The Company provides a provision for estimated warranty repairs.

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists of product catalogs. The latest costs are being amortized over a seven-month period. At June 30, 2005, $36,000 of advertising was reported as assets.
Advertising expense was approximately $33,000 and $54,000 for the six months ended June 30, 2005 and 2004, respectively.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


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

Office Furniture & Equipment 5 to 7 years  Leasehold Improvements   7 years
Vehicles                     3 to 5 years  Machinery & Equipment    5 to 7 years


The following is a summary of property and equipment, at June 30, 2005 and December 31, 2004:

                                         June 30, 2005       December 31, 2004
                                         -------------       -----------------
 Office Furniture & Equip.               $     41,694         $      43,408
 Leasehold Improvements                         5,138                61,931
 Vehicle                                       16,000                16,000
 Machinery & Equipment                        639,079               549,815
                                         -------------        --------------
     Total Property & Equip.                  701,911               671,154
 Accumulated Depreciation                    (298,658)             (330,756)
                                         -------------        --------------
     Net Property & Equipment            $    403,253         $     340,398
                                         =============        ==============


Included in property and equipment at June 30, 2005 and December 31, 2004 are capitalized lease equipment with a value of $2,792 and $4,080, respectively. Depreciation expense for the six-month period ended June 30, 2005 and the year ended December 31, 2004 was $33,991 and $97,771, respectively. In the first quarter of 2005, approximately $55,000 of assets were retired due to them no longer being in use. This retirement resulted in a loss of $3,627.

3)  INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                         June 30, 2005       December 31, 2004
                                         -------------       -----------------
Deferred tax assets:
Inventory                                 $     11,934            $     11,934
Allowance for doubtful accounts                  8,292                   8,292
Tentative net operating loss of $184,232
    through June 30, 2005                       72,000                       -
Net economic loss of $268,000
  expiring on December 31, 2019                 12,196                  12,196
                                          -------------           -------------
                                               104,422                  32,422
                                          -------------           -------------

Deferred tax (liabilities):
Research and development                       (48,557)                (48,557)
Miscellaneous                                  (11,076)                (11,076)
                                          -------------           -------------
                                               (59,633)                (59,633)
                                          -------------           -------------
  Deferred tax asset (liability), net     $     44,789            $    (27,211)
                                          =============           =============

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


3)  INCOME TAXES (Continued)

Current tax expense is the only component present in the provision for income taxes in the accompanying statements of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows:

                                                June 30, 2005     June 30, 2004
                                                -------------     -------------

 Statutory federal income tax rate                    34%              34%
 State income tax - net of federal benefit             5%               5%
 Timing differences of expenses                        -%              -2%
                                                -------------     -------------
 Effective tax rate                                   39%              37%
                                                =============     =============

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

On April 5, 2005, the Company issued 10,000 shares of restricted common stock to an individual for services valued at $27,000.

On April 6, 2005, the Company issued 10,000 shares of restricted common stock to an individual for patents valued at $26,633.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


5)  LEASE COMMITMENTS

Facilities

The Company's leases its office facilities from Sirchie Finger Print Laboratories, Inc. (Sirchie), the majority stockholder of the Company. The lease commenced in 2003 and expired December 31, 2004. Additional space was taken in August 2004 and the lease was increased to $13,333 monthly. Effective January 2005, a new lease expiring in December 2005 was entered into at an annual cost of $160,000. Rent expense for the year ended December 31, 2004 was 134,347. Rent expense for the six month period ended June 30, 2005 was approximately $80,000.

6)  CONCENTRATION OF RISK

The Company places its cash in high credit quality financial institutions. During 2004 and through June 30, 2005, the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At June  30,  2005  receivables  from  two  customers  represented  24% of total
receivables  and  at  December  31,  2004   receivables   from  three  customers
represented 25% of total receivables.

7)  CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for technology research and product design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through December 31, 2003, $336,495 has been paid on the contract. Of these payments, $210,537 has been expensed as research and development and $125,958 is included in deferred charges, as new product development. The related amortization over the life of the product, estimated at 5 years, will commence upon initial product shipment, anticipated in early 2006 after final testing of this covert product.

8)  PATENTS

Patents consist of the following at June 30, 2005 and December 31, 2004

                                    June 30, 2005         December 31, 2004
                                    -------------         -----------------
Less-lethal electrical
  discharge weapons                 $  1,016,250            $  1,016,250
  Accumulated amortization               (33,876)                      -

In-progress activities                    71,524                       -
                                    -------------           -------------
                                    $  1,053,898            $  1,016,250
                                    =============           =============

9)  ASSET PURCHASE AGREEMENT

On June 3, 2004, the Company acquired from Audio Intelligent Devices, Inc. (a Florida based corporation), machinery and equipment and furniture and fixtures (utilized in the production of surveillance products). Pursuant to the agreement the Company paid $200,000 in cash, will pay the seller $10,000 a month for 34 months at a discounted interest rate of 5.0% resulting in cash purchase price of $516,402. In addition, the Company entered into a purchase agreement with the sole stockholder of Audio Intelligent Devices, Inc. for intellectual property, trademarks, inventory, customer lists and related production equipment and software in exchange for 2,400,000 shares of restricted Company common stock valued at $1,920,000 to the seller. The value of the inventory and equipment acquired was $483,605 and the goodwill is valued at $1,952,799.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


9)  ASSET PURCHASE AGREEMENT (Continued)

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

10)  LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR plus 3%. The Company had no outstanding borrowings against this line at June 30, 2005 and December 31, 2004.


11)  NOTE PAYABLE

In June 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 $10,000 monthly payments (including imputed interest of 5%). The note balance as of June 30, 2005 is:

                  Current Portion                   $     97,746
                  Balance-Net of Current                 112,055
                                                    -------------
                  Total Note Payable                $    209,801
                                                    =============

           Maturities of long-term debt at June 30, 2005 are as follows:

                  Year Ending December 31:
                  ------------------------
                           2005                     $     55,329
                           2006                          114,885
                           2007                           39,587
                                                    ------------
                                                    $    209,801

12)  ACCOUNTS PAYABLE AND ACCRUALS

The following is a breakdown of accounts payable and accruals at June 30, 2005 and December 31, 2004:

                                           June 30, 2005     December 31, 2004
                                           -------------     -----------------
Accounts payable                              $ 340,219          $    331,887
Wages and related payroll taxes                  71,293                35,620
Commissions                                     102,599               144,862
401(k) contribution                              38,458                25,388
Warranty provision                               40,738                30,303
Miscellaneous                                     2,374                 3,891
                                           -------------         -------------
     Total accounts payable and accruals   $    595,681          $    571,951
                                           =============         =============

The Company has a 401(k) Plan (the "Plan") to provide retirement benefits for its qualified employees. Qualified employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees' wages. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Total contributions for the six months ended June 30, 2005 and 2004 were $12,500 and $13,145, respectively.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


13)  RESEARCH AND DEVELOPMENT

Research and development expense totalled approximately $8,000 and $74,000 for the six months ended June 30, 2005 and 2004, respectively.

14)  NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) will not have a material impact on the financial statements.

Item 2 - Management's discussion and analysis of financial condition and results of operations


PART  II:   OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information


Item 1. Financial Statements

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

     Revenues for the three months ended June 30, 2005, were $1,918,283 as compared to $1,324,837 for the three months ended June 30, 2004, which represents an increase of $593,446 (44.79%). The increase in revenues from the prior year is primarily due to the increased sales of our surveillance equipment, AID related products, the success of our marketing programs and the expansion of our sales areas to the west coast of the United States. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of AID equipment and the under vehicle inspection system, which are being utilized to secure government and military facilities. Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold

     Cost of goods sold for the three months ended June 30, 2005 were $1,645,915 as compared to $888,065 for the three months ended June 30, 2004, an increase of approximately $757,850 (85.34%). This increase was primarily due to an increased sales volume and a short term contract with one of our larger customers and which sale was on a lower profit margin, as well the cost of integrating the AID products into our systems. However, we expect this sale to be an isolated event and that our profit margins will increase in the third quarter.

Operating Expenses

     Operating Expenses, including services and compensation paid for with stock incurred for the three months ended June 30, 2005 were $582,661 as compared to $1,139,401 for the three months ended June 30, 2004, a decrease of $556,740 (48.86%). This decrease in operating expenses was primarily due to the issuance of stock which was expensed in the second quarter of 2004. Without the issuance of stock recognized in this quarter, our operating expenses would have increased only $78,260 (16.39%). This actual increase in operating expenses was largely attributable to our increased marketing and promotional efforts. We believe that these efforts led directly to an increase in our sales.

Net Income and Earnings Per Share

     Our net loss before other income (expenses) and provision for income taxes for the three months ended June 30, 2005 was $(310,294) as compared to a net loss of $(702,629) for the three months ended June 30, 2004, a decrease in our loss of $392,335 (55.84%). The decrease in the loss was primarily attributable to the fact that the amount of stock which we issued in this quarter was lower than the amount which we issued in the same quarter last year.

     Our net loss for the three months ended June 30, 2005 was $(187,544) as compared to a net loss of $(442,339) for the three months ended June 30, 2004, a decrease in our loss of $254,848 (57.61%). Our net loss per weighted average share was $(.01) for the three months ended June 30, 2005, as compared to a net loss per weighted share of $(0.02) for the three months ended June 30, 2004.

     While we did sustain a loss for this quarter, this was primarily attributable to the lower profit margin on the contract referred to above. We do not expect this to occur in the third quarter and believe we will return to profitability in the third quarter of this year.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

     Revenues for the six months ended June 30, 2005, were $4,517,179 as compared to $2,614,947 for the six months ended June 30, 2004, which represents an increase of $1,902,232 (72.74%). The increase in revenues from the prior year is primarily due to the increased sales of our surveillance equipment, AID related products, the success of our marketing programs and the expansion of our sales areas to the west coast of the United States. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of AID equipment and the under vehicle inspection system, which are being utilized to secure government and military facilities. Our basic surveillance products include all of our video and audio surveillance products including radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Costs of Goods Sold

     Cost of Goods Sold for the six months ended June 30, 2005 were $2,943,378 as compared to $1,498,180 for the six months ended June 30, 2004, an increase of $1,445,198 (96.46%). This increase was primarily due to an increased sales volume and a short term contract with one of our larger customers and which sale was on a lower profit margin, as well the cost of integrating the AID products into our systems. However, we expect that sale to be an isolated event and that our profit margins will increase in the third quarter.

Operating Expenses

     Operating Expenses, including services and compensation paid for with stock incurred for the six months ended June 30, 2005 were $1,746,779 as compared to $1,531,463 for the six months ended June 30, 2004, an increase of $215,316 (14.06%). The actual increase in operating expenses was due in part to our increased marketing and promotional efforts in the second quarter. We believe that these efforts led directly to increased sales, which reduced our operating expenses to sales ratio by 19.9%.

Net Income and Earnings Per Share

     In the first two quarters of 2005, we paid a total of $399,060 in shares of our common stock which was expensed as compensation for services. But for the issuance these shares of common stock, our total operating expenses for the first two quarters would have been $1,347,719 and as such, we sustained an actual operating profit for the six months ended June 30, 2005 of $226,082.

     Our net loss before other income (expenses) and provision for income taxes for the six months ended June 30, 2005 was $(172,978) as compared to a net loss of $(416,696) for the six months ended June 30, 2004, a decrease in our net loss of $241,718 (58.29%).

     Our net loss after taxes for the six months ended June 30, 2005 was $(112,232) as compared to a net loss of $(262,195) for the six months ended June 30, 2004, a decrease of our loss of $149,963 (57.20%). Our net loss per weighted average share was $(.004) for the six months ended June 30, 2005, as compared to a net loss per weighted average share of $(0.013) for the six months ended June 30, 2004.

     While we did sustain a loss for the first two quarters of this year, this was primarily attributable to the lower profit margin on the contract referred to above. We do not expect this to occur in the third quarter and believe we will have a profit for both the third quarter of this year and the first nine months of this year.


Liquidity and Capital Resources

     At June 30, 2005, we had working capital of $1,937,936 as compared with $1,839,395 at December 31, 2004, an increase of $98,541 (5.36%). We have a line of credit with Wachovia Bank in the amount of $750,000 against which we have no outstanding balance. We believe we have sufficient cash flow and that the current line of credit is sufficient to meet our current cash needs.

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

Item 3. Controls and Procedures

     As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

Research and Development

     In the first two quarters of 2005, we spent $168,084 on patents and molds for the completion of our Stun Pistol(TM) mold and the commencement of our pepper spray design and mold. These expenditures have been capitalized.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Change in Securities


     During this quarter, we issued a total of twenty thousand (20,000) unregistered shares of our common stock. Ten thousand of these shares were for compensation for services valued at $27,000 and the other ten thousand shares were for a patent valued at $26,633. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification of the Principal Executive Officer and Principal Financial Officer of Law Enforcement Associates Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 Code of Ethics and Business Conduct of Officers, Directors and Employees of Law Enforcement Associates Corporation (3)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Law Enforcement Associates, Inc.



By: /s/ Paul Feldman
-----------------------
Paul Feldman, President