Form 10QSB
period 2005-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2005-11-14
CIK 1165921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter ended September 30, 2005


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 25,152,433 Shares of Common Stock (no par value).


Transitional Small Business Disclosure Format (check one)
Yes  [  ]                          No [X]

PART  I:       FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Consolidated Balance Sheets, September 30, 2005 (unaudited) and December 31, 2004(audited)
          Consolidated Statement of Operations for the Nine Months ended September 30, 2005 and September 30, 2004
          Consolidated Statement of Operations for the Three Months ended September 30, 2005 and September 30, 2004
          Consolidated Statement of Stockholders' Equity for the Nine Months ended September 30, 2005 and the Year ended December 31, 2004 Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2005 and September 30, 2004
          Notes to Consolidated Financial Statements

Item 2 - Management's discussion and analysis of financial condition and results of operations


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

                    Law Enforcement Associates Corporation
                          Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

                                                                                                   December 31,
                                                                                 September 30,        2004
                                                                                   2005             (Audited)
                                                                               --------------     --------------
                                     ASSETS

CURRENT ASSETS
       Cash                                                                    $      14,377      $     438,367
       Accounts receivable (net of allowance for doubtful accounts of $21,509)     2,132,499          1,053,719
       Inventory                                                                   1,039,535            842,764
       Other current assets                                                          307,202            283,688
                                                                               --------------     --------------
           Total current assets                                                    3,493,613          2,618,538
                                                                               --------------     --------------

 PROPERTY AND EQUIPMENT - net                                                        412,846            340,398
                                                                               --------------     --------------

 OTHER NON-CURRENT ASSETS
       Goodwill                                                                    1,952,799          1,952,799
       Patents - net                                                               1,031,572          1,016,250
       Deferred charges                                                              125,958            125,958
                                                                               --------------     --------------
           Total non-current assets                                                3,110,329          3,095,007
                                                                               --------------     --------------

 Total assets                                                                  $   7,016,787      $   6,053,943
                                                                               ==============     ==============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
       Note payable-current portion                                            $     113,461      $     109,293
       Bank line of credit                                                           150,000                  -
       Accounts payable and accruals                                                 954,810            571,951
       Capitalized leases payable - current                                                -              2,251
       Prepaid sales deposits                                                         58,801             95,648
                                                                               --------------     --------------
           Total current liabilities                                               1,277,072            779,143
                                                                               --------------     --------------

 LONG TERM LIABILITIES
       Note Payable-net of current portion                                            68,848            154,473
       Deferred tax liability                                                         79,670             27,211
                                                                               --------------     --------------

           Total long term liabilities                                               148,518            181,684
                                                                               --------------     --------------


           Total liabilities                                                       1,425,590            960,827
                                                                               --------------     --------------
 STOCKHOLDERS' EQUITY
       Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                     -                  -
       Common stock, $0.001 par value, 50,000,000 authorized,
           25,152,433 and 25,025,433 issued and outstanding at
           September 30, 2005 and December 31, 2004, respectively                     25,152             25,025
       Paid in capital in excess of par                                            4,464,033          4,038,466
       Retained earnings                                                           1,102,014          1,029,625
                                                                               --------------     --------------
           Total stockholders' equity                                              5,591,198          5,093,116
                                                                               --------------     --------------

 Total liabilities and stockholders' equity                                    $   7,016,787      $   6,053,943
                                                                               ==============     ==============

     The accompanying notes are an integral part of the financial statement

                     Law Enforcement Associates Corporation
                          Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

                                                                                 September 30,            September 30,
                                                                                    2005                     2004
                                                                               ----------------         ----------------
 REVENUES                                                                      $     7,178,822          $     4,466,614

 COST OF GOODS SOLD                                                                  4,494,792                2,714,457
                                                                               ----------------         ----------------

            Gross profit                                                             2,684,029                1,752,157
                                                                               ----------------         ----------------

 SERVICES AND COMPENSATION PAID WITH STOCK                                             399,060                  685,430
 OPERATING EXPENSES                                                                  2,139,625                1,538,775
                                                                               ----------------

            Total Operating Expenses                                                 2,538,685                2,224,205
                                                                               ----------------         ----------------

 Net income(loss) before other income (expenses) and
 provision for income taxes                                                            145,345                 (472,048)
                                                                               ----------------         ----------------

 OTHER INCOME (EXPENSE)
       Loss on retirement of fixed assets                                               (5,774)                       -
       Interest expense                                                                (12,763)                  (5,811)
       Other                                                                            (8,419)                  30,674
                                                                               ----------------         ----------------

            Total other income (expense)                                               (26,956)                  24,863
                                                                               ----------------         ----------------

 Net income(loss) before provision for income taxes                                    118,388                 (447,185)

 Provision for income taxes (benefit)                                                   46,000                 (166,687)
                                                                               ----------------         ----------------

 Net income(loss)                                                              $        72,388          $      (280,498)
                                                                               ================         ================
 Net income(loss) per weighted average share, basic                                      $0.00                    (0.01)
                                                                               ================         ================
 Weighted average number of shares                                                  25,120,615               20,677,978
                                                                               ================         ================

     The accompanying notes are an integral part of the financial statement.

                     Law Enforcement Associates Corporation
                     Consolidated Statements of Operations
             for the nine months ended September 30, 2005 and 2004




                                                                                  September 30,           September 30,
                                                                                     2005                    2004
                                                                                ----------------        ---------------

 REVENUES                                                                       $     2,661,642         $    1,854,443

 COST OF GOODS SOLD                                                                   1,551,413              1,193,889
                                                                                ----------------        ---------------

            Gross profit                                                              1,110,228                660,554
                                                                                ----------------        ---------------

 SERVICES AND COMPENSATION PAID WITH STOCK                                                    -                 23,430
 OPERATING EXPENSES                                                                     791,906                694,476
                                                                                ----------------        ---------------

            Total Operating Expenses                                                    791,906                717,906
                                                                                ----------------        ---------------

 Net income(loss) before other income (expenses) and
 provision for income taxes                                                             318,323                (57,352)
                                                                                ----------------        ---------------

 OTHER INCOME (EXPENSE)
       Loss on retirement of fixed assets                                                (2,147)                     -
       Interest expense                                                                  (3,113)                (4,325)
       Other                                                                            (10,442)                30,673
                                                                                ----------------        ---------------

            Total other income (expense)                                                (15,703)                26,348
                                                                                ----------------        ---------------

 Net income(loss) before provision for income taxes                                     302,620                (31,004)

 Provision for income taxes (benefit)                                                   118,000                (12,700)
                                                                                ----------------        ---------------

 Net income(loss)                                                               $       184,620         $      (18,304)
                                                                                ================        ===============
 Net income (loss) per weighted average share, basic                            $          0.01         $        (0.00)
                                                                                ================        ===============
 Weighted average number of shares                                                   25,152,433             23,562,433
                                                                                ================        ===============

    The accompanying notes are an integral part of the financial statement.

                     Law Enforcement Associates Corporation
                Consolidated Statement of Stockholders's Equity
              for the nine months ended September 30, 2005 and the
                          year ended December 31, 2005



                                                                             Paid in Capital   Retained       Total
                                          Number of     Common     Preferred    in Excess      Earnings    Stockholders'
                                           Shares        Stock       Stock        of Par                      Equity
                                       ------------- ----------- ------------ -------------- ------------- ------------

BALANCE, DECEMBER 31, 2003
                                         19,885,433    $ 19,885  $        -  $     407,526  $  1,206,791  $ 1,634,202


Common stock issued for services          1,070,000       1,070                    684,360                    685,430

Common stock issued for AID assets        2,400,000       2,400                  1,917,600                  1,920,000

Common stock issued for patents           1,650,000       1,650                  1,014,600                  1,016,250

Common stock issued for molds                20,000          20                     14,380                     14,400

Net loss for the Year ended
December 31, 2004                                                                               (177,166)    (177,166)

                                                                                                       -            -
                                      ------------- ----------- ------------ -------------- ------------- ------------
BALANCE, December 31, 2004
                                         25,025,433    $ 25,025  $        -  $   4,038,466  $  1,029,625  $ 5,093,116

Common stock issued for services            107,000         107                    371,954                    372,061

Common stock issued for services             10,000          10                     26,990                     27,000

Common stock issued for patents              10,000          10                     26,623                     26,633

Net income for the nine months
ended September 30, 2005
                                                                                                  72,388  $    72,388

                                      ------------- ----------- ------------ -------------- ------------- ------------

BALANCE, September 30, 2005              25,152,433    $ 25,152  $        -  $   4,464,033  $  1,102,013  $ 5,591,198
                                      ============= =========== ============ ============== ============= ============

    The accompanying notes are an integral part of the financial statement.

                     Law Enforcement Associates Corporation
                Consolidated Statement of Cash Flows
              for the nine months ended September 30, 2005 and 2004




                                                                                        September 30,      September 30,
                                                                                            2005               2004
                                                                                       ---------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income(loss)                                                                $       72,388     $     (280,498)

       Adjustments to reconcile net income(loss) to net cash provided by operations:
            Depreciation and amortization                                                     103,200             56,949
            Loss on sale and retirement of property and equipment                               5,774                  -
            Common stock issued for services                                                  399,060            685,430
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                     (1,078,780)          (300,450)
            (Increase) decrease in inventory                                                 (196,771)           (34,394)
            (Increase) decrease in other current assets                                       (23,514)          (239,145)
            Increase (decrease) in accounts payable and other accruals                        382,859            (23,322)
            Increase (decrease) in deferred taxes                                              52,459
            Increase (decrease) in income taxes payable                                             -            (40,974)
            Increase (decrease) in customer sales deposits                                    (36,847)            22,729
                                                                                       ---------------    ---------------
 Net cash provided by operating activities                                                   (320,172)          (153,675)
                                                                                       ---------------    ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments for deferred charges                                                                -            (62,881)
       Patent Expenditures                                                                    (39,503)                 -
       Capital expenditures                                                                  (130,607)          (231,188)
                                                                                       ---------------    ---------------
 Net cash used in investing activities                                                       (170,110)          (294,069)
                                                                                       ---------------    ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from line of credit                                                           150,000            300,000
       Payments on long-term debt                                                             (81,457)           (26,154)
       Payments on capital leases                                                              (2,251)            (6,259)
                                                                                       ---------------    ---------------
 Net cash (used in) financing activities                                                       66,292            267,587
                                                                                       ---------------    ---------------

 Net (decrease) in cash                                                                      (423,990)          (180,157)

 CASH - BEGINNING                                                                             438,367            514,624
                                                                                       ---------------    ---------------
 CASH - ENDING                                                                         $       14,377     $      334,467
                                                                                       ===============    ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                        $       12,763     $        5,811
                                                                                       ===============    ===============
 Cash paid for income taxes                                                            $            -     $      225,500
                                                                                       ===============    ===============
 Inventory, equipment and goodwill purchased with loan payable and common stock        $            -     $    3,267,052
                                                                                       ===============    ===============
 Patents purchased with issuance of common stock                                       $       26,633     $            -
                                                                                       ===============    ===============

    The accompanying notes are an integral part of the financial statement.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004



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

Revenue recognition

The Company's revenue is derived primarily from the sale of its products to its customers upon shipment of product or upon the providing of services. All products are shipped f.o.b. factory and approved purchase orders are received in advance of the acceptance of the customer's order.

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

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


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

Shipping and Handling Costs

The Company records the amount of shipping and handling costs billed to customers as revenue. At September 30, 2005 shipping and handling expenses were reclassified from operating expenses to cost of goods sold. All comparative periods have been adjusted accordingly. Expenses for the nine months ended September 30, 2005 and 2004 were $91,505 and $53,499, respectively. Expenses for the quarters ended September 30, 2005 and 2004 were $39,849 and $23,890, respectively.


Interim Statements

The financial statements for the three and nine months ending September 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three and nine months are not indicative of a full year of results.

Accounts receivable

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The allowance for bad debts at September 30, 2005 and December 31, 2004 of $21,509, respectively, is that which has been established by management and is a management estimate based on the credit worthiness of the primary customer base, largely government entities and the military.

Goodwill

Goodwill represents the excess of the cost of a company acquired over the fair value of their net tangible assets at the date of acquisition. (See Note 9) The Company has adopted the provisions of Statement of Financial Accounting
Standards No. 142, which eliminates the amortization of goodwill and other intangibles without a finite life, but does require the review for impairment at least annually. For the period ended September 30, 2005, no such impairment has been recognized.

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

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists of product catalogs. At September 30, 2005, $18,000 of advertising was reported as assets. Advertising expense was approximately $80,000 and $87,000 for the nine months ended September 30, 2005 and 2004, respectively.

                     Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004



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


Office Furniture & Equipment   5 to 7 years      Leasehold Improvements           7 years
Vehicles                       3 to 5 years      Machinery & Equipment          5 to 7 years


The following is a summary of property and equipment, at September 30, 2005 and December 31, 2004:

                                                              September 30, 2005         December 31, 2004
                                                               -----------------         -----------------
       Office Furniture & Equip.                               $         41,694          $         43,408
       Leasehold Improvements                                             5,138                    61,931
       Vehicle                                                           16,000                    16,000
       Machinery & Equipment                                            656,330                   549,815
                                                               -----------------         -----------------
           Total Property & Equip.                                      719,162                   671,154
       Accumulated Depreciation                                        (306,316)                 (330,756)
                                                               -----------------         -----------------
           Net Property & Equipment                            $        412,846          $        340,398
                                                               =================         =================

Included in property and equipment at December 31, 2004 are capitalized lease equipment with a value of $4,080. This leased equipment was returned by September 30, 2005 and resulted in a loss of $2,147. Depreciation expense for the nine month period ended September 30, 2005 and the year ended December 31, 2004 was $52,386 and $97,771, respectively. In the first quarter of 2005, approximately $55,000 of assets were retired due to them no longer being in use. This retirement resulted in a loss of $3,627.

3)  INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                              September 30, 2005         December 31, 2004
                                                               -----------------         -----------------
       Deferred tax assets:
       Inventory                                               $         11,934          $         11,934
       Allowance for doubtful accounts                                    8,292                     8,292
       Net economic loss of $268,000
         expiring on December 31, 2019                                   12,196                    12,196
                                                               -----------------         -----------------
                                                                         32,422                    32,422
                                                               -----------------         -----------------

       Deferred tax (liabilities):
       Tentative net operating income of $118,388
          through September 30, 2005                                    (46,000)
       Research and development                                         (48,557)                  (48,557)
       Miscellaneous                                                    (17,535)                  (11,076)
                                                               -----------------         -----------------
                                                                       (112,092)                  (59,633)
                                                               -----------------         -----------------
         Deferred tax asset (liability), net                   $        (79,670)         $        (27,211)
                                                               ==================        =================

                    Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004




3)  INCOME TAXES (Continued)

Current tax expense is the only component present in the provision for income taxes in the accompanying statements of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows:

                                                              September 30, 2005        September 30, 2004

       Statutory federal income tax rate                                     34%                      34%
       State income tax - net of federal benefit                              5%                       6%
       Timing differences of expenses                                         -%                      -3%
                                                              -------------------       ------------------
       Effective tax rate                                                    39%                      37%
                                                              ===================       ==================

Prior to the merger on December 3, 2001, Law Enforcement Associates, Inc. filed a consolidated income tax return as a subsidiary of Sirchie Finger Print Laboratories Inc.

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

                    Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


5)  LEASE COMMITMENTS

Facilities

The Company's leases its office facilities from Sirchie Finger Print Laboratories, Inc. (Sirchie), the majority stockholder of the Company. The lease commenced in 2003 and expired December 31, 2004. Additional space was taken in August 2004 and the lease was increased to $13,333 monthly. Effective January 2005, a new lease expiring in December 2005 was entered into at an annual cost of $160,000. Effective August 1, 2005 the lease was amended to add additional office space, which increased the monthly amount to $14,183. Rent expense for the year ended December 31, 2004 was 134,347. Rent expense for the nine month period ended September 30, 2005 was approximately $121,700.

6)  CONCENTRATION OF RISK

The Company places its cash in high credit quality financial institutions. During 2004 and through September 30, 2005, the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At September 30, 2005 receivables from two customers represented 60% of total receivables and at December 31, 2004 receivables from three customers represented 25% of total receivables. The top customer at September 30, 2005 represented $1,102,000(50% of total receivables) and this amount was received on October 3, 2005.

7)  CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for technology research and product design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through December 31, 2004, $403,481 has been paid on the contract. Of these payments, $277,523 has been expensed as research and development and $125,958 is included in deferred charges, as new product development. The related amortization over the life of the product, estimated at 5 years, will commence upon initial product shipment, anticipated in early 2006 after final testing of this covert product.

8)  PATENTS

Patents consist of the following at September 30, 2005 and December 31, 2004

                                                              September 30, 2005         December 31, 2004

       Less-lethal electrical
         discharge weapons                                       $  1,016,250            $     1,016,250
         Accumulated amortization                                     (50,814)                         -

       In-progress activities                                          66,136                          -
                                                              ----------------           ----------------

                                                                 $  1,031,572            $     1,016,250
                                                              ================           ================

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

                    Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


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

10)  LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR plus 3%. The Company had outstanding borrowings against this line at September 30, 2005 of $150,000 and no borrowings at December 31, 2004. The outstanding borrowing of $150,000 at September 30, 2005 was repaid on October 3, 2005.


11)  NOTE PAYABLE

In June 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 $10,000 monthly payments (including imputed interest of 5%). The note balance as of September 30, 2005 is:

                  Current Portion                   $    113,461
                  Balance-Net of Current                  68,848
                                                    -------------
                  Total Note Payable                $    182,309
                                                    =============

           Maturities of long-term debt at September 30, 2005 are as follows:

                  Year Ending December 31:
                  ------------------------

                           2005                    $      27,837
                           2006                          114,885
                           2007                           39,587
                                                   --------------
                                                   $     182,309

12)  ACCOUNTS PAYABLE AND ACCRUALS

The following is a breakdown of accounts payable and accruals at September 30, 2005 and December 31, 2004:

                                                      September 30, 2005              December 31, 2004
                                                      ------------------              -----------------
Accounts payable                                      $          685,916              $         331,887
Wages and related payroll taxes                                   58,371                         35,620
Commissions                                                      143,516                        144,862
401(k) contribution                                               18,750                         25,388
Warranty provision                                                46,321                         30,303
Miscellaneous                                                      1,936                          3,891
                                                      ------------------              -----------------
     Total accounts payable and accruals              $          954,810              $         571,951
                                                      ==================              =================

The Company has a 401(k) Plan (the "Plan") to provide retirement benefits for its qualified employees. Qualified employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees' wages. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Total contributions for the nine months ended September 30, 2005 and 2004 were $18,750 and $18,495, respectively.

                    Law Enforcement Associates Corporation
                   Notes to Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004



13)  RESEARCH AND DEVELOPMENT

Research and development expense totalled approximately $28,955 and $72,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

Item 2 - Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Revenues

     Revenues for the three months ended September 30, 2005, were $2,661,642 as compared to $1,854,443 for the three months ended September 30, 2004, which represents an increase of $807,199 (43.5%). The increase in revenues from the prior year is still primarily due to the increased sales of our surveillance equipment, AID related products, the success of our marketing programs and the expansion of our sales areas to the west coast of the United States. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of AID equipment and our basic surveillance products. Basic surveillance products include: radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Gross Profit

     Gross profit for the three months ended September 30, 2005 was $1,110,228 as compared to $660,554 for the three months ended September 30, 2004, an increase of $449,674 (68.1%). This increase was primarily due to greater sales volume and a product mix that shifted to more favorable margins.

Operating Expenses

     Operating Expenses, incurred for the three months ended September 30, 2005 were $791,906 as compared to $717,906 for the three months ended September 30, 2004. As a percentage of revenue operating expenses were 29.8% compared to 38.7% for the previous period. This was accomplished by controlling variable expenses and the absorption of fixed costs over higher revenues.

Income and Earnings Per Share

     Our operating income before other income (expenses) and provision for income taxes for the three months ended September 30, 2005 was $318,323 as compared to a loss of $(57,352) for the three months ended September 30, 2004, an improvement of $375,675. This turn around was due primarily to increased revenues, improved margins and controlling operating expenses.

     Our net income for the three months ended September 30, 2005 was $184,620 compared to a net loss of $(18,304) for the three months ended September 30, 2004, a difference of $202,924. Our net income per weighted average share was $.01 for the three months ended September 30, 2005, as compared to a slight net loss per weighted average share for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

Revenues

     Revenues for the nine months ended September 30, 2005, were $7,178,822 as compared to $4,466,614 for the nine months ended September 30, 2004, which represents an increase of $2,712,208 (60.7%). The increase in revenues from the prior year is primarily due to the increased sales of our surveillance equipment, AID related products, the success of our marketing programs and the expansion of our sales areas to the west coast of the United States. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of AID equipment and our basic surveillance products. Basic surveillance products include: radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Gross Profit

     Gross profits for the nine months ended September 30, 2005 were $2,684,029 as compared to $1,752,157 for the nine months ended September 30, 2004, an increase of $931,872 (53.2%). This increase was primarily due to higher revenues.

Operating Expenses

     Operating Expenses, including services and compensation paid for with stock incurred for the nine months ended September 30, 2005 were 35.4% of revenue as compared to 49.8% for the nine months ended September 30, 2004. This favorable percentage reduction was created by increased controls on variable expenses and the absorption of fixed costs on higher revenue.

Income and Earnings Per Share

     Our operating income before other income (expenses) and provision for income taxes for the nine months ended September 30, 2005 was $145,345, as compared to a loss of $(472,048), an increase of $617,393.

     Our net income for the nine months ended September 30, 2005 was $72,388 as compared to a net loss of $(280,498) for the nine months ended September 30, 2004, an increase of $352,886. Our net income per weighted average share was $.00 for the nine months ended September 30, 2005, as compared to a net loss of $(.01) per weighted average share for the nine months ended September 30, 2004.

Liquidity and Capital Resources

     At September 30, 2005, we had working capital of $2,216,541 as compared with $1,839,395 at December 31, 2004, an increase of $377,146 (20.5%). We have a line of credit with a bank in the amount of $750,000 against which we had an outstanding balance of $150,000. This balance was paid off on October 3, 2005. We believe we have sufficient cash flow and that the current line of credit is sufficient to meet our current cash needs.

     If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could have a material impact on our revenue and net income and would affect our short and long term liquidity.

Controls and Procedures

     As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

Research and Development

     In the first three quarters of 2005, we spent $190,891 on patents and molds for ongoing development. These expenditures have been capitalized.

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

32.2. Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Law Enforcement Associates, Inc.


November 14, 2005


By: /s/ Paul Feldman
--------------------
Paul Feldman, President