Form 10QSB/A
period 2005-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2005-11-15
CIK 1165921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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

                     Law Enforcement Associates Corporation
                     Consolidated Statements of Operations
             for the Three Months Ended September 30, 2005 and 2004




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

                     Law Enforcement Associates Corporation
                Consolidated Statement of Stockholders' Equity
              for the Nine Months Ended September 30, 2005 and the
                          Year ended December 31, 2004



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

4)  CAPITAL TRANSACTIONS

On April 20, 2004 the Company issued 620,000 shares of restricted common stock to four individuals for services valued at $434,000

On June 3, 2004, 2,400,000 shares of restricted common stock were issued pursuant to the AID asset purchase agreement. (see Note 9)


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


Law Enforcement Associates, Inc.


November 15, 2005


By: /s/ Paul Feldman
--------------------
Paul Feldman, President