Form 10KSB
period 2005-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2006-04-17
CIK 1165921

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005
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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None.


                    Securities registered pursuant to Section
                           12(g) of the Exchange Act:

                     Common Stock, $.001 Par Value Per Share

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [ ] No [X]

Our revenues for our most recent fiscal year were $ 8,157,390.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Law Enforcement Associates Corporation computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $__________ as of April 10, 2006, based on the average bid and asked price of $_______ per share as of that date.

There were 25,152,433 shares of common stock, $.001 par value, outstanding as of April 10, 2006.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Law Enforcement Associates Corp. (the "Company"). These
forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Business -- Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

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

     On June 3, 2004, we entered into two separate and distinct agreements to acquire assets. The first agreement was between us and Audio Intelligence Devices ("AID"), Inc., a privately held manufacturer of electronic surveillance equipment to law enforcement and government agencies. Pursuant to that agreement, we purchased some of AID's inventory and equipment for a purchase price of $540,000, payable $200,000 in cash, and $340,000 payable over 34 months in increments of $10,000 per month.

     In a separate transaction, we acquired surveillance equipment from a third party. The surveillance equipment will be integrated into our business. We paid the third party 2,400,000 shares of our restricted redeemable common stock in exchange for drawings and the trade name of "AID".

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

Industry Overview/Market Opportunity

     We participate in the law enforcement and global security products industries through the manufacture of surveillance and intelligence gathering security products marketed to military, law enforcement, security and corrections personnel. The two types of products that we sell can be defined as two separate business groups, which include the surveillance equipment group and the under vehicle inspection system ("UVIS") group. The first group or the surveillance equipment component is primarily marketed to law enforcement agencies for undercover police work. The second group or the UVIS component, which can be marketed to a variety of military, law enforcement, security and corrections personnel, is primarily marketed and sold to the U.S. federal government to secure its facilities such as military bases, government complexes and high visibility areas in order to prevent terrorist attacks. Increasingly, law enforcement agencies have recognized the need for our products and services to assist them in surveillance operations in order to protect their communities from the risks associated with terrorism, physical attacks, threats of violence, white-collar crime, fraud and other criminal operations or enterprises.

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

     o Expand Distribution Network and Product Offerings. We will continue to leverage our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new and enhanced products which complement our existing products. We believe that as a result of our acquisition of the AID name, logo and designs that it has further broadened our product line and enabled us to strengthen our relationship with law enforcement agencies and other end users. We are still in the process of developing a less lethal weapon (Stun Pistol) and have completed proto types of it. We are currently negotiating with several companies to license the manufacture and sale of that weapon.


     Our distribution network presently consists of 8 employees and seven sales representatives that operate as independent contractors. The four employees are responsible for advertising, direct mailing, answering sales calls, providing technical help, attending trade shows and forwarding leads to the five sales representatives. Typically we will enter into agreements with each of our sale representatives, which allows the representative to sell our products in a certain geographical area. The agreements provide that the sales representative will receive a commission within the range of 10% to 20% depending on the product sold.

Products

     We manufacture and distribute a complete line of audio surveillance equipment including radio frequency transmitters, receivers, and repeaters for use in surveillance and intelligence gathering operations by law enforcement agencies. In addition, we have an array of video surveillance products ranging from disguised miniature cameras to video transmission and recording systems. We also manufacture and distribute the Bloodhound Global Positioning tracking system and the Under Vehicle Inspection System. Each of our products may be manufactured to each of our clients' specifications. The following is a summary of the surveillance products that we manufacture and sell:


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

     LEA 6300 SERIES/AID 9400 SERIES - these include a variety of repeaters. A repeater is designed to work together with each of our transmitters to increase the distance that voice data may be monitored. Our standard transmitter allows for monitoring within a one mile range. However, a transmitter that is combined with a repeater will be able to monitor voice data with a two mile range. With the designs which were obtained thru the purchase of some of AID's assets the repeater systems will begin to be totally synthesized. This synthesized design will enable LEA/AID to reduce manufacturing time for its repeater products. Our repeaters come in various designs including the following:

     o    Disguised Car Battery Repeater
     o    Weatherproof Tactical Repeater
     o    Briefcase Repeater
     o    Disguised Book Bag Repeater
     o    Gym Bag Repeater
     o    Disguised AM/FM Radio Repeater
     o    Miniature Portable Repeater
     o    Synthesized Repeater

     LEA 7000 SERIES /AID 9000 SERIES - these include a variety of transmitters and accessories. A transmitter is a device that is hidden on an undercover agent, which allows the law enforcement agency to monitor the audio data. Each of these transmitters come with various features including different designs and transmit power levels. The transmitters are available in various disguised formats which enable these items to be used in various law enforcement operations. With the designs which were obtained thru the purchase of some of AID's assets the transmitter will begin to be totally synthesized . This synthesized design will enable LEA/AID to reduce manufacturing time for its transmitter products. The designs that the transmitter are available in, include the following:

     o    Denim Jacket Transmitter
     o    Flat Pack Transmitter
     o    Baseball Cap Transmitter
     o    Wristwatch Transmitter
     o    Garage Door Opener Transmitter
     o    Tape Measure Transmitter
     o    Radar Detector Transmitter
     o    Cigarette Transmitter
     o    Strip Outlet Transmitter
     o    1-Watt Transmitter
     o    Disguised Walkman Transmitter
     o    Miniature Transmitter
     o    Semi-Functional "Flex" Style Pager Transmitter
     o    Functional "Flex" Style Pager Transmitter
     o    Bravo Pager Transmitter
     o    Nokia or Motorola Cellular Telephone Battery Transmitter
     o    Nokia Digital Wireless Battery Transmitter
     o    Board Transmitter
     o    Nokia Digital Wireless Battery Transmitter
     o    Digital Scale transmitter
     o    Motorola /Nextel Battery transmitter

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

     DIGITLAL PINHOLE SURVEILLANCE SYSTEM - includes a Digital video recorder with pop-up monitor, time/date generator and black and white mount cameras that may be used for surveillance in automobiles and hotel rooms.

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

Marketing

     We market and distribute our products directly to the military, law enforcement agencies, security and corrections personnel through sales representatives and through our web site located at www.leacorp.com , direct mailings, catalogs and trade shows. Management believes that direct sales to end users should allow us to more efficiently and effectively meet customer needs by providing products which are tailored for the customer's individual requirements at a more economical price. Typically we will enter into agreements with each of our sale representatives, which allows the representative to sell our products in a certain geographical area. The agreements provide that the sales representative will receive a commission within the range of 10% to 20% depending on the product sold. The standard agreement also provides that the sales representative will not sell or handle products that compete with our products.

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

     As stated above, we are in the final process of developing a EDW weapon, and as a result, we anticipate that we will come into direct competition with Taser International, Inc. ("Taser"). Taser is the leading manufacturer and supplier to law enforcement agencies of less lethal, electrical discharge weapons. While Taser is the leader in the industry and has more capital resources than we presently have, we believe that our new weapon will be able to compete in the market with Taser as we believe our weapon is better designed and has better features. There is no assurance, however, that we will be successful in bringing the EDW weapon to market or that if we do, that we will be able to successfully compete with Taser.

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

Employees

     As of April 12, 2005, we have a total of approximately 25 employees, of which approximately 7 were employed within the sales and marketing area and approximately 18 were employed in the manufacturing area. None of our employees are represented by a labor union. We believe that our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

     On February 1, 2002, which lease was amended on August 1, 2005 we entered into a lease with Sirchie Finger Print Laboratories, Inc. ("Sirchie"). We currently lease approximately 16,000 square feet of space for our Youngsville, North Carolina, headquarters at approximately $14,183 per month. The lease is automatically renewable for periods of one-year unless either of the parties provides a written notice of termination no later than 120 days prior to the end of the term or renewal term. If our current lease is terminated or not renewed we believe we will be able to lease similar premises at comparable prices.

     Sirchie owns approximately 33.1% of our common stock. Mr. Carrington, a majority shareholder, serves as the President, Chief Executive Officer and a director of Sirchie and also owns 69.1% of its outstanding shares of common stock.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON EQUITY

     Our common stock is currently traded on the American Stock Exchange (the "OTCBB"), under the symbol "AID." Our stock commenced trading on the American Stock Exchange on July 15, 2005. Prior to that, the Company's common stock was traded under the symbol LENF on the Over-The-Counter-Bulletin-Board. The following table sets forth, for the fiscal quarter indicated, the high and low closing price per shares for the common stock as reported by either the American Stock Exchange or the Over-The-Counter-Bulletin-Board.


------------------------------- ----------------------- ------------------------
                                 High                    Low
------------------------------- ----------------------- ------------------------
2004                              $                       $
 ------------------------------- ----------------------- -----------------------
First Quarter                    0.65                    0.26
------------------------------- ----------------------- ------------------------
Second Quarter                   1.19                    0.47
------------------------------- ----------------------- ------------------------
Third Quarter                    2.30                    0.61
------------------------------- ----------------------- ------------------------
Fourth Quarter                   6.78                    1.85
------------------------------- ----------------------- ------------------------
2005
------------------------------- ----------------------- ------------------------
First Quarter                   12.70                    3.60
------------------------------- ----------------------- ------------------------
Second Quarter                   4.55                    2.00
------------------------------- ----------------------- ------------------------
Third Quarter                    5.15                    1.68
------------------------------- ----------------------- ------------------------
Fourth Quarter                   3.25                    1.51
------------------------------- ----------------------- ------------------------

The per share closing sales price of the common stock as reported by the OTCBB on April 13, 2006, (the date of the last reported sale) was $1.62.

Securities Authorized for Issuance under Equity Compensation Plans

As of April 13, 2005, there were approximately 3,000 holders of record of our common stock. We had the following securities authorized for issuance under the
equity   compensation   plans:

                                                Number of Securities to be  Weighted-average   Number of securities
                                                 issued upon exercise of     exercise price     remaining available
                                                   outstanding options,      of outstanding     for future issuance
                                                    warrants and rights         options,            under equity
                                                                              warrants and       compensation plans
                                                                                rights         (excluding securities
Plan Category                                                                                  reflected in column (a)
Equity compensation plans approved by security
holders                                                      N/A                 N/A                    N/A
Equity compensation plans not approved by
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

2002 Stock Incentive Plan
-------------------------

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

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a brief overview of the events which has created the delay in reporting our year end results as we have previously referred to in the Form 8-K and NT 10-K filed on March 31, 2006. On December 1, 2005 we received notice of an informal inquiry by the Securities Exchange Commission ("SEC") regarding the accounting treatment for the acquisition of Audio Intelligence Devices ("AID"), Inc. on June 3, 2004. We had recorded Goodwill in the amount of $1,952,799 on our year end Balance Sheet for December 31, 2004 along with other values for inventory and equipment. The transaction also involved a possible contingency for a "put option" to the seller of $1,080,000 which was dependent on the market price of our stock on a date in the future. This transaction was complex because it had characteristics of both debt and equity given up in exchange for hard assets and intangible assets. Our primary purpose for acquiring AID was the brand name and the intellectual property in the form of drawings and designs. The name recognition has paid off in fiscal year 2005 as AID products and repair revenue accounted for 38% of our sales. After over four months of discussion with three accounting firms, legal counsel, a well known valuation firm, our audit committee and the SEC we come to the following conclusion on April 13, 2006:

     1. Goodwill should not have been recorded because as previously reported this was an asset purchase not a business purchase.

     2. We had to determine a fair value for all assets purchased- Inventory, Equipment, Drawings/Designs and the Trade Name. Specifically we have now determined that the fair values of the drawings/designs and trade name are $411,000 and $1,400,000 respectively. The useful lives for amortization are 10 years and 25 years respectively.

     3. A present value of the contingent "put option" of $1,080,000 and the fair value of the common stock at acquisition date($1,920,000) needed to be included in the purchase price of assets as long as a possibility of redemption existed. The proper Balance Sheet classification is to record the present value amount at each reporting date in the mezzanine section between liabilities and equity as Redeemable Common Stock. In August of 2005 when the "put option" was not exercised the value of the Redeemable Common Stock is reclassified to permanent equity.

     4. Per EITF D-98 when we added the amount for the "put option" to the purchase price, the consideration given by us exceeded the fair value of assets received by $903,416. This amount increased our operating expenses for the quarter ended June 30, 2004 and the year to date amounts for September 30, 2004 and the year end amount for 2004.

     The above items are explained in more detail in (Footnote 8 to our attached Financial Statements titled "ASSET PURCHASE AGREEMENT.") The following results of operations include the above adjustments and we have also provided a summary of the restatements for the year ended 2004 and all quarters in 2005 at the end of our footnotes. The complexity of this transaction has caused a lot of time and effort to be expended, but we now feel that our balance sheet currently represents assets that have been evaluated according to current acceptable accounting standards and represent current fair values

     In our year end review we also became aware of an issue related to revenue recognition for the quarters ended March 31, 2005 and June 30, 2005. Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We discovered upon review that on a large government contract that shipped in the quarters mentioned above that our revenue recognition policy did not conform to SAB 104 as we recorded revenue at gross sales versus a fee for commissions. We evaluated the criteria of the FASB Emerging Issues Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it was appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. We did not act as the primary obligor and we did not pass title, we were not subject to inventory risk, we did not establish prices, select suppliers, establish product specifications, and we had no risk of loss as it relates to the ultimate collection of accounts receivable. We mainly acted as an agent for a commission. The above item is explained in more detail in our footnotes in the section of restatements for the first two quarters of 2005. The following results of operations include the above adjustment also.

     Also during our year end review we discovered two issues in the quarter ended March 31, 2005 related to the recording of training revenue and accrual of inventory related purchases. The first issue involved the recording of $50,000 of training revenue that should have been recorded as deferred revenue until the service was provided. It was later determined in the quarter ended December 31, 2005 that training would not be provided and this revenue needed to be reversed. We have made the adjustment to reverse the revenue from the quarter ended March 31, 2005. We have also implemented procedures in our billing department to properly record training to be provided as deferred revenue. The second issue related to $124,770 of raw material inventory purchases that were booked in the quarter ended June 30, 2005, instead of being accrued in the quarter ended March 31, 2005. We were in the process of converting to a purchasing system that integrated with our accounts payable system and these purchases were inadvertently booked in the second quarter. Our purchasing system was totally integrated at the quarter ended June 30, 2005 and we are properly accruing expenses to the proper time period. These items have also been reflected in our footnotes in the section of restatements for the first two quarters. These items did not impact the year end results.

     All of the above have been discussed with our auditors and our audit committee and we will be restating the above adjustments by amending all previous filings for the appropriate time periods as we reported in our Form 8-K.

     Some of the above steps required the internal review of 4,000 sales transactions and hundreds of purchasing and inventory transactions. That analysis has taken place along with our year end audit happening at the same time. The above hopefully tells the story of where we have been and the effort we have made to do things right. In light of the foregoing we certainly feel that our Balance Sheet included in the following financial statements represents current fair values.


Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 30, 2004

Revenues

     Revenues for the year ended December 31, 2005, were $8,157,390 as compared to $6,235,936 for the year ended December 31, 2004, which represents an increase of $1,921,454 (30.8%). The increase in revenues from the prior year is primarily due to the increased sales of AID related products, the success of our marketing programs and the expansion of our sales areas to the west coast of the United States. We expect the trend in increased revenues to continue for the foreseeable future as a result of the increased purchases of AID equipment and our basic surveillance products.

Costs of Goods Sold

     Cost of Goods Sold increased by $1,537,440, or (45.2%) to $4,938,120 for 2005 as compared to $3,400,680 for 2004. As a percentage of net sales, cost of goods sold increased by 6.0% to 60.5% of net sales in 2005 compared to 54.5% of net sales in 2004. The increase in cost of goods sold as a percentage of net sales is mainly attributable to change in product mix to lower margin products, increased indirect salaries for manufacturing support personnel, increased engineering materials, rising freight in costs and rising freight out costs which did not keep pace with freight revenue billed to customers.

Gross Margin

     Gross margins for the year ended December 31, 2005 increased $384,014, or 13.5%, as compared to 2004. As a percentage of net sales, gross margin declined to 39.5% in 2005 from 45.5% in 2004. The decline in margin percentage is mainly attributable to the increased costs of goods sold that were mentioned above.

Operating Expenses


     Operating Expenses, including services and compensation paid for with stock($399,060) and research and development($182,224) decreased by $618,117 as compared to 2004. The decrease is mainly attributable to the $903,416 expense recorded in 2004 related to the AID asset purchase (See Footnote 8 to our Financial Statements "ASSET PURCHASE AGREEMENT") and the decrease of $286,370 in services and compensation paid with stock. All other operating expenses exclusive of the above stock compensation and R&D totaled $3,029,569 an increase of $663,597 or 28.0% greater than the $2,365,972 incurred in 2004. Based on net revenue percentages these other operating expenses were 37.1% of net sales in 2005 compared to 37.9% of net sales in 2004. The increased leveraging achieved by spreading fixed costs over higher sales levels was offset by the higher expenses associated with fees related to moving to American Stock Exchange in July 2005, greater expenses associated with amortization and depreciation related to the AID purchase, increased consulting fees related to systems and increased insurance costs.

Net Loss

     Our net loss for the year ended December 31, 2005 was $281,608 as compared to a net loss of $848,883 for the year ended December 31, 2004, a reduction of $567,275. Our net loss per weighted average share was $.01 for the year ended 2005, as compared to a net loss of $.04 per weighted average share for 2004. As stated in the operating expenses our net loss for 2004 was mainly attributable to the non cash expenses of the AID purchase($903,416) and services and compensation paid with stock($685,430). The net loss for 2005 was influenced again by non cash expenses for services and compensation paid with stock($399,060) and amortization and depreciation($230,511). We have already taken steps to reduce selling expenses in 2006 and we do not expect services and compensation paid with stock to be nearly as great as in previous years. We are also passing on increased freight costs to our customers and we are analyzing selling prices to enhance margins wherever possible. We will also be focusing on any possible reductions in fixed and variable costs in both cost of goods sold and operating expenses.

Liquidity and Capital Resources

     At December 31, 2005, we had working capital of $2,232,622 as compared with $1,861,272 at December 31, 2004, an increase of $371,350. We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc.

     Mr. Carrington is a director and majority shareholder of our company and Sirchie owns approximately 33.1% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie. All the loans which Sirchie previously made to us were paid in full in Fiscal 2003.

     At the end of 2005 we had a cash balance of $778,156. We have a line of credit with Wachovia Bank in the amount of $750,000. We had no encumbrance on that line.

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

Research and Development

     In fiscal 2005, we spent $182,224 on research and development. The majority of these funds were spent on the research and development of our EDW. We expect to continue to expend funds on the research and development on our EDW. We do not have any other current plans to commence research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is set forth at the end of this report.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Attached as exhibits to this Form 10-K are certifications of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

Status of Remediation Efforts with Respect to Previously Disclosed Material Weaknesses

     If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending would result in decreased sales of some of our products.

errors in the Company's previously issued financial statements as addressed in Accounting Principles Board Opinion No. 20. Management's conclusion regarding reliance upon these previously issued financial statements was also discussed with and confirmed by the Audit Committee of the Board of Directors of the Company.

     We began our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on the related items with a reference to the Form 8-K filed on March 31, 2006. The first item was related to a one time event involving the purchase of AID. We have included those adjustments in this filing and we have provided restated numbers for the statements of operations in our footnotes. The Company will file with the Securities and Exchange Commission an amended Form 10-K for 2004 and amended Forms 10-Q for the interim periods for the periods referenced above, to the extent that the nature or magnitude of the errors in such previously issued financial statements is material, which amendments will include restated financial statements and related auditor's report.

     We believe that as a result of our internal investigation that we have made other adjustments which more accurately reflect the proper way to record certain financial transactions. Examples of these include:

     1. Reporting Revenue Gross as a Principal Versus Net as an Agent. This was also an unusual event and we have taken steps to identify this type of order based on the criteria referred to in EITF 99-19. We have adjusted this filing and we will amend the proper quarters in 2005.
     2. Deferring revenue for services not provided. We have trained our billing department on how to code services for training, so that it will be initially recorded as deferred revenue. We will reclassify the deferred revenue from the balance sheet to training revenue on the statement of operations upon completion of the actual training. Training revenue is usually not a material portion of our total revenues. We have adjusted this filing and we will amend the proper quarters in 2005.
     3. Accrual of expenses in proper time period. As we mentioned above we now have an integrated purchasing system that allows for receipt of goods in the proper period and we will monitor the cutoff of accounts payable. Any expenses that need to be accrued will be processed via journal entry and then reversed in the following periods. We have adjusted this filing and we will amend the proper quarters in 2005.

     Under the supervision and with participation of the Company's management, including its principal Executive Officer and principal Financial Officer, the Company recently conducted an evaluation that the effectiveness of its disclosures in controls and procedures as defined in 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 as Amended as of the end of the period covered by this report. Based on this evaluation and implementing the procedures and controls to avoid the items identified previously in this report, the Company's principal Executive Officer and principal Financial Officer, concluded as of the evaluation date that the Company's disclosure controls and procedures were not effective for the entire period covered by this annual report. After the quarter ending December 31, 2005, there were improvements in the Company's internal control of financial reporting that had a material effect on the Company's internal control over finance reporting.

Evaluation of disclosure controls and procedures
------------------------------------------------

     As noted above, after the quarter ended December 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon the evaluation noted above, we have now concluded that our current disclosure controls and current procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act, except as noted above

ITEM 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers, directors and key employees and their ages and positions with us as of December 31, 2005, are as follows:

 Name                          Age             Position

 Paul Feldman                  49              Director, President, CEO

 Anthony Rand                  66              Director

 Martin Perry                  45              Director

 General James Lindsay         73              Director

 Joseph Jordan                 58              Director

 Michael Wagner                59              CFO, Principal Accounting and
                                               Financial Officer


The following is a brief description of each officer, director and control person:

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

     John H. Carrington resigned as a director of the Company as of April 14, 2005 but, still remains the Company's majority shareholder. Mr. Carrington is the President, Chief Executive Officer, director and 69.1% shareholder of Sirchie Finger Print Laboratories, Inc., which owns approximately 41.8% of our company. Senator Carrington has served as a member of the North Carolina State Senate from 1995 to 2005. Mr. Carrington earned a degree in forensic sciences from the American Institute of Applied Sciences in 1960 as well as a mechanical engineering degree from Pennsylvania Military College (Widener College) in 1962. Mr. Carrington also served in the U.S. Army, 3rd Airborne Training School, 1st Special Troops Brigade from 1953 to 1955. Mr. Carrington is a member of the International Association of Police Chiefs, the International Association of Identification and the International Narcotics Officers Association. In December 2005, Mr. Carrington plead guilty to a violation of Title 50, United States Code, Sections 1702 and 1705(b). He had been charged with exporting crime control equipment to the People's Republic of China without required authorization from the Secretary of Commerce between September 2000 and March 2004. Mr. Carrington was ordered to pay a $850,000 fine and he also gave up his exporting privileges for five years. It must be noted, however, that the items exported are now permitted to be exported to China without any prior authorization. Since his resignation from the Board of Directors, Mr. Carrington had not been active in the management of the Company.

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

     Michael Wagner became our Chief Financial Officer and principal Financial and Accounting Officer on September 19, 2005. He had initially joined the company on August 1, 2005 as the Controller. Mr. Wagner received a B.S. in Accounting from Tri State University in Indiana, in 1974 and initially worked for a large public accounting firm. From 1996-1997, he was the Vice President of Finance of Rollie Williams Paint Spot in Elkhart, Indiana where he installed new accounting systems and was responsible for all internal controls and accounting procedures. From 1998-2001, he was the Controller at Yoder Oil Company also located in Elkhart, Indiana. While there, he guided the Company's financial decisions by establishing, monitoring and enforcing accounting policies and procedures. From 2002-2004, he was a consultant for DM2 Software in Vancouver, Washington and served as project manager and account manager for small to large petroleum jobbers through out North America. He primarily focused on installing and training personnel on accounting systems, but he also consulted with top management on advanced reporting of key metrics, internal controls and proper accounting procedures.

     Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the board of directors. The board of directors does not have any committees.
Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings.


Audit Committee

     On  December  23,  2004,  the  Company   established  an  audit  committee.
Currently, Mr. Rand, Mr. Perry and Mr. Jordan are members of that committee.

Compensation Committee

     On January 24, 2006 the Company established a Compensation committee. Currently, Mr. Perry and General Lindsay are members of that committee.

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

Item 10. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation paid by us with respect to the year ended December 31, 2005 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the year ended December 31, 2005 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                               Annual Compensation             Long-Term Compensation
 Name and Principal      Year   Salary      Bonus    Other    Restricted       Securities
                                                                Stock          Underlying        LTIP Pay   All Other
 Position                         $          $        $         Award $      Options/SAR's $      Outs $        $
 Paul Feldman           2005   $ 134,940                   $   172,500
 President              2004   $ 127,794                   $   400,000

Employment and Other Agreements

     We have not entered into any employment agreements with any of our named executive officers and directors nor is there any compensatory plan or arrangement with any named executive officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of April 12, 2006, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and
(iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

 Name and Address of                          Amount of           Percentage of
 Beneficial Owner                             Beneficial           Beneficial
                                              Ownership            Ownership

 John H. Carrington (2)*                     14,448,368             57.443%

 Paul Feldman (1) (3)*                          491,146              1.953%

 Anthony Rand (1)*                              125,334              0.498%

 Martin L. Perry (1)*                           111,000              0.441%

 James J. Lindsay (1)                            52,975              0.211%

 Joseph Jordan (1)                                1,000              0.004%

 All Directors & Executive Officers             781,455              3.107%
 as a Group (5 persons)


* c/o Law Enforcement Associates Corporation, 100 Hunter Place, Youngsville, North Carolina 27596

(1) Director of our company.

(2) Includes 8,333,333 shares owned by Sirchie Finger Print Laboratories, Inc. ("Sirchie") a company controlled by Mr. Carrington who serves as the President, Chief Executive Officer and a director and who also owns 69.1% of its outstanding shares of common stock.

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

     The foregoing table is based upon 25,152,433 shares of common stock outstanding as of April 12, 2006, assuming no other changes in the beneficial ownership of the our securities.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We entered into no related transactions within the last two fiscal years.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

         (a) The Exhibits required by Item 601 of Regulation S-B are as follows:


2.1 Agreement for the Exchange of Common Stock by and between Academy Resources, Inc., Sirchie Finger Print Laboratories, Inc. and Law Enforcement Associates, Inc.(1)
2.2     Agreement by and among  Academy  Resources,  Inc.  and Myofis  Internet,
        Inc.(1)
3.1     Certificate of Incorporation(1)
3.2     Certificate of Amendment to the Certificate of Incorporation(1)
3.3     By-laws(1)
10.1 Real Estate Lease entered between Sirchie Finger Print Laboratories, Inc. and Law Enforcement Associates Corp. dated February 1, 2002.(2)
21.1    List of Subsidiaries of the Registrant(1)
31.1 Certification of the Principal Executive Officer of Law Enforcement Associates Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Principal Accounting Officer of Law Enforcement Associates Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Principal Executive Officer of Law Enforcement Associates Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Principal Accounting Officer of Law Enforcement Associates Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 Code of Ethics and Business Conduct of Officers, Directors and Employees of Law Enforcement Associates Corporation (3)



(1) Previously filed on the Company's Form 10-SB filed July 11, 2002.
(2) Previously filed on the Company's Form 10-SB/A filed September 23, 2002.
(3) Previously filed on the Company's Form 10-KSB filed March 31, 2003.

(b) Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees and Services.

        Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $43,750 and $31,600 respectively.

        Audit Related Fees. For the years ended December 31, 2005 and 2004, the Company incurred fees to auditors of $0 and $0 for audit related fees, respectively.

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

                                       LAW ENFORCEMENT ASSOCIATES CORPORATION

                                       By: /s/ Paul Feldman
                                           -----------------
                                           Paul Feldman, President

Dated: April 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                  Title                                   Date

  /s/Paul Feldman            President, Director  and
  ---------------            Principal Executive Officer        April 14, 2006

  /s/Martin L. Perry         Director                           April 14, 2006
  -------------------

  /s/ James Lindsey          Director                           April 14, 2006
  -----------------
  James Lindsay

  /s/ Anthony Rand           Director                           April 14, 2006
  -----------------
  Anthony Rand

  /s/ Joseph Jordan          Director                           April 14, 2006
  -----------------
  Joseph Jordan

  Michael Wagner             Principal and Chief
  Michael Wagner             Financial Officer                  April 14, 2006

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 226
                          Coral Springs, Florida 33071



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Law Enforcement Associates Corporation


We have audited the accompanying consolidated balance sheets of Law Enforcement Associates Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements present fairly in all material respects, the financial position of Law Enforcement Associates Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with United States generally accepted accounting principles.


/s/ Baum & Company, PA
Coral Springs, Florida
April 12 , 2006
                                      F-1

                          Law Enforcement Associates Corporation
                                Consolidated Balance Sheets
                          December 31, 2005 and December 31, 2004


                                                                                  December 31,      December 31,
                                                                                   2005               2004
                                                                               --------------     --------------
                                     ASSETS

 CURRENT ASSETS
       Cash                                                                    $      778,156     $      438,367
       Accounts receivable (net of allowance for doubtful accounts of $21,509)        628,825          1,053,719
       Inventory                                                                    1,092,457            842,764
       Deferred tax asset-current portion                                             213,546
       Income Tax Receivable and Other current assets                                 253,345            316,272
                                                                               --------------     --------------
           Total current assets                                                     2,966,329          2,651,122
                                                                               --------------     --------------

 PROPERTY AND EQUIPMENT - net                                                         257,539            340,398
                                                                               --------------     --------------

 OTHER NON-CURRENT ASSETS
       Intangibles-net                                                              2,675,860          2,770,608
       Deferred tax asset-net of current portion                                      195,552            354,504
       Deferred charges                                                                 5,528             16,234
                                                                               --------------     --------------
           Total non-current assets                                                 2,876,940          3,141,346
                                                                               --------------     --------------

 Total assets                                                                  $    6,100,809     $    6,132,866
                                                                               ==============     ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
       Note payable-current portion                                            $      120,000     $      120,000
       Accounts payable and accruals                                                  609,867            571,951
       Capitalized leases payable - current                                                 -              2,251
       Prepaid sales deposits                                                           3,840             95,648
                                                                               --------------     --------------
           Total current liabilities                                                  733,707            789,850
                                                                               --------------     --------------

 LONG TERM LIABILITIES
       Note Payable-net of current portion                                             40,000            160,000
       Deferred tax liability                                                               -                  -
                                                                               --------------     --------------

           Total long term liabilities                                                 40,000            160,000
                                                                               --------------     --------------

           Total liabilities                                                          773,707            949,850
                                                                               --------------     --------------

 REDEEMABLE COMMON STOCK
       2,400,000 issued, redemption value $2,696,779, in 2004                               -          2,696,779

 STOCKHOLDERS' EQUITY
       Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                      -                  -
       Common stock, $0.001 par value, 50,000,000 authorized,
           25,152,433 and 22,625,433 issued and outstanding at
           December 31, 2005 and December 31, 2004, respectively                       25,152             22,625
       Paid in capital in excess of par                                             5,240,812          2,120,866
       Retained earnings                                                               61,138            342,746
                                                                               --------------     --------------
           Total stockholders' equity                                               5,327,102          2,486,237
                                                                               --------------     --------------

 Total liabilities and stockholders' equity                                    $    6,100,809     $    6,132,866
                                                                               ==============     ==============

    The accompanying notes are an integral part of the financial statements.

                          Law Enforcement Associates Corporation
                           Consolidated Statement of Operations
                      For the Years Ended December 31, 2005 and 2004

                                                                                           December 31,             December 31,
                                                                                              2005                     2004
                                                                                         ----------------         ----------------
 REVENUES                                                                                $      8,157,390         $      6,235,936

 COST OF GOODS SOLD                                                                             4,938,120                3,400,680
                                                                                         ----------------         ----------------

            Gross profit                                                                        3,219,270                2,835,256
                                                                                         ----------------         ----------------

 RESEARCH AND DEVELOPMENT                                                                         182,224                  274,152
 SERVICES AND COMPENSATION PAID WITH STOCK                                                        399,060                  685,430
 VALUE OF COMMON STOCK PUT OPTION IN EXCESS OF ASSETS ACQUIRED                                                             903,416
 OPERATING EXPENSES                                                                             3,029,569                2,365,972
                                                                                         ----------------         ----------------

            Total Operating Expenses                                                            3,610,853                4,228,970
                                                                                         ----------------         ----------------

 Net income(loss) before other income (expenses) and
 provision for income taxes                                                                      (391,583)              (1,393,714)
                                                                                         ----------------         ----------------

 OTHER INCOME (EXPENSE)
       Gain (loss) on retirement of fixed assets                                                   (4,257)                  30,673
       Interest (expense)                                                                         (15,014)                  (9,593)
       Other (expense)                                                                             (5,044)                       -
                                                                                         ----------------         ----------------

            Total other income (expense)                                                          (24,315)                  21,080
                                                                                         ----------------         ----------------

 Net income(loss) before provision for income taxes                                              (415,898)              (1,372,634)

 Provision for income taxes (benefit)                                                            (134,290)                (523,751)
                                                                                         ----------------         ----------------

 Net income(loss)                                                                        $       (281,608)        $       (848,883)
                                                                                         ================         ================
 Net income(loss) per weighted average share, basic                                      $          (0.01)        $          (0.04)
                                                                                         ================         ================
 Weighted average number of shares                                                             25,127,037               21,263,455
                                                                                         ================         ================

    The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity


                                                                         Paid in Capital      Stock                        Total
                                   Number of     Common     Preferred       in Excess      Subscription   Retained     Stockholders'
                                    Shares        Stock       Stock          of Par        Receivable     Earnings         Equity
                                 ------------ ----------- ------------ ----------------- ------------- -------------  --------------
BALANCE, DECEMBER 31, 2003         19,885,433    $ 19,885 $          - $         407,526 $           - $   1,206,791  $    1,634,202


Common stock issued for services    1,070,000       1,070                        684,360                                    685,430

Common stock issued for patents     1,650,000       1,650                      1,014,600                                  1,016,250

Common stock issued for molds          20,000          20                         14,380                                     14,400

Change in redemption value of
Redeemable Common Stock                                                                                      (15,162)       (15,162)

Net loss for the Year ended
December 31, 2004                                                                                           (848,883)      (848,883)
                                 ------------ ----------- ------------ ----------------- ------------- -------------  --------------
BALANCE, December 31, 2004
                                   22,625,433    $ 22,625 $          - $       2,120,866 $           - $     342,746  $   2,486,237

Common stock issued for services      107,000         107                        371,954                                    372,061

Common stock issued for services       10,000          10                         26,990                                     27,000

Common stock issued for patents        10,000          10                         26,623                                     26,633

Common stock reclassified from
Redeemable Common Stock             2,400,000       2,400                      2,694,379                                  2,696,779

Net loss for the Year ended
December 31, 2005                                                                                           (281,608) $    (281,608)
                                 ------------ ----------- ------------ ----------------- ------------- -------------  --------------

BALANCE, December 31, 2005         25,152,433 $    25,152 $          - $       5,240,812 $           - $      61,138  $   5,327,102
                                 ============ =========== ============ ================= ============= =============  ==============

    The accompanying notes are an integral part of the financial statements.

                          Law Enforcement Associates Corporation
                           Consolidated Statement of Cash Flows
                          Years Ended December 31, 2005 and 2004

                                                                                        December 31,       December 31,
                                                                                            2005               2004
                                                                                       ---------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income(loss)                                                                $      (281,608)   $      (848,883)

       Adjustments to reconcile net income(loss) to net cash provided by operations:
            Depreciation and amortization                                                      230,511             98,423
            Loss on disposal or reclassification of property and equipment                      23,284                  -
            Deferred taxes                                                                     (54,594)                 -
            Common stock issued for services                                                   399,060            684,360
            Redeemable common stock put option in excess of assets acquired                          -            903,416
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                         424,894             44,476
            (Increase) decrease in inventory                                                  (249,693)          (601,587)
            (Increase) decrease in other current assets                                         62,927           (154,644)
            Increase (decrease) in accounts payable and other accruals                          37,916            199,784
            Increase (decrease) in income taxes payable                                              -           (480,008)
            Increase (decrease) in customer sales deposits                                     (91,808)            60,192
                                                                                       ---------------    ---------------
 Net cash provided by operating activities                                                     500,889            (94,472)
                                                                                       ---------------    ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments for deferred charges                                                            10,706            125,958
       Purchases of patents                                                                    (43,703)                 -
       Capital expenditures                                                                     (5,852)           (48,015)
                                                                                       ---------------    ---------------
 Net cash used in investing activities                                                         (38,849)            77,943
                                                                                       ---------------    ---------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt                                                             (120,000)           (52,636)
       Payments on capital leases                                                               (2,251)            (7,092)
                                                                                       ---------------    ---------------
 Net cash (used in) financing activities                                                      (122,251)           (59,728)
                                                                                       ---------------    ---------------
 Net (decrease) in cash                                                                        339,789            (76,257)

 CASH - BEGINNING                                                                              438,367            514,624
                                                                                       ---------------    ---------------
 CASH - ENDING                                                                         $       778,156    $       438,367
                                                                                       ===============    ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                        $        15,014    $         9,593
                                                                                       ===============    ===============
 Cash paid for income taxes                                                            $             -    $        65,000
                                                                                       ===============    ===============
 Patents purchased with issuance of common stock                                       $        26,633    $     1,016,250
                                                                                       ===============    ===============

    The accompanying notes are an integral part of the financial statements.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

1)   SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

Law Enforcement Associates Corporation (originally Academy Resources, Inc.) was formed on December 3, 2001 when the company acquired all the outstanding stock of Law Enforcement Associates, Inc., a New Jersey company doing business in North Carolina, which was incorporated in 1972.

The operations of the company consist of manufacturing and providing, surveillance and intelligence gathering products and vehicle inspection equipment. Products are used by law enforcement agencies, the military, security and correctional organizations.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of Law Enforcement Associates Corporation and its wholly-owned subsidiary Law Enforcement
Associates, Inc. All inter company transactions have been eliminated in consolidation. All statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Management of the company has determined that the Company's operations are comprised of one reportable segment as that term is defined SFAS No.131. Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.

Revenue recognition
-------------------

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collectability is reasonably assured. All of our sales are final and our customers do not have a right to return the product. We charge most of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided.

Net income per share
--------------------

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

Income taxes
------------

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair value of financial instruments
-----------------------------------

The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

Inventory
---------

Inventory is stated at the lower of cost or market on the FIFO basis. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

1)   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates
----------------

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

Accounts receivable
-------------------

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $21,509 allowance for bad debt balance at December 31, 2005 and 2004 that had been established is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

Shipping and Handling Costs
---------------------------

The Company records the amount of shipping and handling costs billed to customers as a component of revenue. The associated shipping and handling costs are included in cost of goods sold. Costs for the year ended December 31, 2005 and 2004 were $110,818 and $86,125 respectively.

Product Warranty
----------------

The company provides a provision for estimated warranty repairs. For the years ended December 31, 2005 and December 31, 2004, the accrued warranty provision was $40,000 and $30,303 respectively. Actual warranty expenses incurred in 2005 was $35,497.

Advertising
-----------

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. Direct-response advertising consists of product catalogs and all costs related to the 2005 catalog were expensed by the end of 2005. During the years ended December 31, 2005 and December 31, 2004, advertising costs were $180,648 and $138,554, respectively. This increase was due to additional catalog printings and the associated bulk mailing costs. All advertising costs are included in operating expenses in the accompanying statement of operations.

Research and Development
------------------------

The Company expenses research and development costs as incurred. The Company incurred product development expense of $182,224 and $274,152 in 2005 and 2004, respectively.

Reclassification
----------------

Certain reclassifications were made to the 2004 amounts to conform to the 2005 presentation.


2)   PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective periods. Depreciation is computed over the estimated useful lives of the related assets using the accelerated and straight-line methods for financial statement purposes.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

2) PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property and equipment, at December 30, 2005 and 2004:

                                                        Useful Life       December 31, 2005     December 31, 2004
                                                        -----------       -----------------     -----------------
Office Furniture & Equipment                            5 to 7 years      $     55,087          $      43,408
Leasehold Improvements                                    7 years                5,138                 61,931
Vehicle                                                 3 to 5 years            16,000                 16,000
Machinery & Equipment                                   5 to 7 years           459,032                549,815
                                                                          ------------          -------------
                                                                               535,257                671,154
Accumulated Depreciation                                                      (277,718)              (330,756)
                                                                          ------------          -------------
                                                                          $    257,539          $     340,398
                                                                          ============          =============

Included in property and equipment at December 31, 2004 are capitalized lease equipment with a value of $187,578. Depreciation expense for the years ending December 31, 2005 and 2004 were $ 65,427 and $ 42,981, respectively.

3)   INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences, carry-backs and carry-forwards that give rise to significant portions of deferred tax assets consist of the following:

                                                                 December 31, 2005             December 31, 2004
                                                                ---------------------         ---------------------
Income tax receivable
Additional 2004 Taxable Loss carry back to 2002                 $              32,584         $              32,584
2004 Taxable Loss per Original Return-Received 3/13/06                        110,612
2005 Taxable Loss carry back to 2003                                           52,194
Other Taxable Loss Refund received 3/28/06                                     21,430
                                                                ---------------------         ---------------------
                                                                              216,820                        32,584

Deferred tax assets (Current)
2005 Federal Taxable Loss carry forward to 2006                               116,103
State Taxable Loss carry forward to 2006                                        7,637
Timing difference carry forward to 2006                                        89,806
                                                                ---------------------         ---------------------
                                                                              213,546

Deferred tax assets (Non-Current)
Write offs related to AID Acquisition                                         195,552                       354,504
                                                                ---------------------         ---------------------
Total Income tax receivable & Net Deferred Tax Assets           $             625,918         $             387,088
                                                                =====================         =====================


Current tax expense is the only component present in the provision for income taxes in the accompanying statements of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows:

                                                                                      December 31, 2005        December 31, 2004
                                                                                      -------------------      -------------------
Statutory federal income tax rate                                                            34%                      34%
State income tax - net of federal benefit                                                     5%                       5%
Previous estimated deferred tax differences ($27,910 in 2005, $11,576 in 2004)               -7%                      -1%
                                                                                             ---                      ---
  Effective tax rate                                                                         32%                      38%
                                                                                             ===                      ===

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004


4)   CAPITAL TRANSACTIONS

On April 20, 2004 the Company issued 620,000 shares of restricted common stock to four individuals for services valued at $434,000.

On June 3, 2004, 2,400,000 shares of restricted redeemable common stock were issued pursuant to the AID asset purchase agreement. These shares were initially valued at $2,681,617 and classified as temporary equity. (See Note 8)

On June 16, 2004 the Company issued 400,000 shares of restricted common stock to four individuals for services valued at $228,000.

On June 30, 2004 a present value adjustment of $15,162 was accreted to the 2,400,000 shares of redeemable stock that related to the AID asset purchase. In accordance with EITF Topic D-98, "Classification and Measurement of Redeemable Securities" this was analogous to a dividend and a charge was made against retained earnings. (See Note 8)

On July 20, 2004, the Company issued 150,000 shares of common stock to an agent for the acquisition of less lethal electrical discharge weapons patents valued at $101,250.

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

On August 1, 2005 the 2,400,000 shares of redeemable common stock issued in conjunction with the AID asset purchase on June 3, 2004 were reclassified from temporary equity to permanent equity at a value of $2,696,779. (See Note 8)

5)   LEASE COMMITMENTS

Facilities
----------

The Company's leases its office facilities from Sirchie Finger Print Laboratories, Inc. (Sirchie) the majority stockholder of the company. The original lease commenced in 2003. Additional space was taken in August 2004 and the lease was increased to $13,333 monthly. Effective January 2005, a new lease expiring in December 2005 was entered into at an annual cost of $160,000. Effective August 1, 2005 the lease was amended to add additional office space, which increased the monthly amount to $14,183. Rent expense incurred for the years ended December 31, 2005 and December 31, 2004 was $164,250 and $134,347 respectively.

Equipment
---------

The company has capitalized lease liabilities as of December 31, 2004 of $2,251 which expired August, 2005.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

6)   CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During 2005 and 2004 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At December 31, 2005 receivables  from three customers  represented 24% of total
receivables  and  at  December  31,  2004   receivables   from  three  customers
represented 25% of total receivables.

For the year ended December 31, 2005, sales to one customer accounted for 14% of total sales and for the year ended December 31, 2004, sales to one customer accounted for 7% of total sales.

7)   CONTRACT COMMITMENT

On March 28, 2003, the Company entered into a contract for technology research and product design services in the amount of $373,000 plus expenses. Payments are made as the services are provided. Through December 31, 2004, $336,495 had been paid on the contract. Of these payments, $210,537 was expensed as research and development and $125,958 was included in deferred charges, as new product development. At December 31, 2004 these deferred charges were written off to research and development. There are currently no outstanding obligations on the contract.

8)   ASSET PURCHASE AGREEMENT

On June 3, 2004, the Company acquired from Audio Intelligence Devices, Inc. (AID a Florida based corporation), machinery and equipment and furniture and fixtures (utilized in the production of surveillance products). Pursuant to the agreement the Company paid $200,000 in cash, and will pay the seller $10,000 a month for 34 months at a discounted (deferred) interest rate of 5.0% resulting in a note payable for $540,000. In addition, the Company entered into a purchase agreement with the sole stockholder of Audio Intelligence Devices, Inc. for intellectual property, trademarks, inventory, drawings, designs, customer lists and related production equipment and software in exchange for 2,400,000 shares of restricted redeemable common stock with a fair market value of $.80 per share. The asset purchase agreement effectively guaranteed the seller $1.25 per share with a "put option" explained below. The present value of this redeemable stock at the future put dates was calculated to be $2,681,617. The fair value of the inventory and equipment acquired was $483,605 and drawings/designs were valued at $411,000. The AID trade name was valued at $1,400,000 using a relief from royalty method and it will be amortized over 25 years. The total value paid using the guidance in EITF Topic D-98 exceeded the fair value of assets received by $903,416. This was recognized as an expense against operating income in 2004 and was primarily due to the "put option" contingency listed below. When this contingency failed to materialize on August 1, 2005 the Company was able to reclassify $776,779 of the initial $903,416 to additional paid in capital. In addition the Company received a deferred tax benefit from the additional operating expense incurred and this will be used to offset future tax liabilities and net operating income.

The "put option" allowed the seller to sell 1,200,000 shares back to the Company for $1.25 per share on August 1, 2005 and 1,200,000 shares back to the Company for $1.25 per share on August 1, 2006. On June 30, 2004 when the put price of $1.25 was higher than market price the Company had to accrete a present value of $15,162 to the previous fair value of $2,681,617 given at the purchase date. At each quarter end from September 30, 2004 through the quarter ended June 30, 2005 the market price of common shares was as follows:

         September 30, 2004         $1.98
         December 31, 2004          $5.15
         March 31, 2005             $4.55
         June 30, 2005              $2.20

Since the put price contingency of $1.25 was well under the above market prices it was not probable at those above dates that the shares would be redeemed. Per the guidance in EITF Topic D-98 no adjustment was then required to the redemption amount at the quarter ends referenced above. On August 1, 2005.the seller did not exercise the "put option" due to the market price of the stock trading well above the put price of $1.25 in the days preceding the exercise date. The asset purchase agreement canceled the option for the August 1, 2006 "put option" if the first put was not exercised. On August 1, 2005 the Company was able to reclassify the redeemable common stock from temporary equity to permanent equity at a fair value of $2,696,779 which was the adjusted redemption amount at that time. The equity components were $2,400 in common stock and $2,694,379 in additional paid in capital.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

9)   INTANGIBLE ASSETS

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. Those cost of the patents in process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names and drawings/designs are tested at least annually for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The company has determined that no impairment exists on the trade name and drawings/designs based on the undiscounted future cash flows generated by these assets. Intangible assets consist of the following at December 31, 2005 and 2004:


                                     Estimated Life      December 31, 2005         December 31, 2004
                                                         -----------------         -----------------
Patents                                    15            $       1,016,250         $       1,016,250
Patents-in process                         15                       70,336
Trade Name                                 25                    1,400,000                 1,400,000
Drawings/Designs                           10                      411,000                   411,000
                                                         -----------------         -----------------
                                                                 2,897,586                 2,827,250
Accumulated Amortization                                          (221,726)                  (56,642)
                                                         -----------------         -----------------
Total intangibles-net                                    $       2,675,860         $       2,770,608
                                                         =================         =================

Estimated amortization for intangible assets is as follows:

Year                                    Amount
--------------------------------------------------
2006                                   $   169,539
2007                                       169,539
2008                                       169,539
2009                                       169,539
2010                                       169,539
Future Years                             1,828,165
                                       -----------
                                       $ 2,675,860
                                       ===========

10)  LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR plus 3%. At December 31, 2005 and December 31, 2004 there were no outstanding borrowings.

11)  NOTE PAYABLE

In June 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 $10,000 monthly payments and had a deferred interest rate of 5%. The note balance as of December 31, 2005 is:

                  Current Portion                   $    120,000

                  Balance-Net of Current                  40,000
                                                       ---------
                  Total Note Payable                $    160,000
                                                     ===========

       Maturities of long-term debt at September 30, 2005 are as follows:


                  Year Ending December 31:

                           2006                     $    120,000
                           2007                           40,000
                                                    ------------
                                                    $    160,000
                                                    ============

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

12)  ACCOUNTS PAYABLE AND ACCRUALS

The following is a breakdown of accounts payable and accruals at December 31, 2005 and December 31, 2004:

                                              December 31, 2005              December 31, 2004
                                              -----------------              -----------------
Accounts Payable                              $         381,486              $         331,887
Wages and related payroll taxes                          66,717                         35,620
Commissions                                              84,338                        144,862
401(k) contribution payable                              34,777                         25,388
Warranty Provision                                       40,000                         30,303
Sales tax payable                                         2,549                          3,891
                                              -----------------              -----------------
   Total accounts payable and accruals        $         609,867              $         571,951
                                              =================              =================

The Company has a 401(k) Plan (the "Plan") to provide retirement benefits for its qualified employees. Qualified employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees' wages. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Total contributions by employees for the years ended December 31, 2005 and 2004 were $40,038 and $34,296, respectively.

13) RESTATEMENT OF 2004 RESULTS

The acquisition of AID on June 3, 2004 that was referenced above in 8) ASSET PURCHASE AGREEMENT and in our MD&A in this 10K caused several changes to the previously reported financial statements for the year ended December 31, 2004. We also made some adjustments and reclassifications that were not associated with the AID acquisition. Please refer to the key column in the balance sheet and statement of operations on the page below which relates to the following numbered comments:

1.   Goodwill was removed because our agreement was an asset purchase.

2. Designs/Drawings fair valued $411,000 (Useful Life 10 years). Depreciation in 2004 = 7 months ($23,975). Net book value end of 2004 = $387,025. Trade name fair valued $1,400,000 (Useful Life 25 years). Depreciation in 2004 = 7 months ($32,667). Net book value end of 2004 = $1,367,333. Total amortization added to operating expenses on statement of operations = ($23,975+$32,667).

3. The value of common stock consideration was 2,400,000 shares at par value of $.001(3a). The market value of the stock on the acquisition date was $.80. APIC (3b) = 2,400,000 shares at $.799. The value of the put option was $.45. The total guaranteed redeemable stock was $1.25 ($.80+$.45) x 2,400,000 shares = $3,000,000. This amount present valued out to the put exercise dates using a discount rate of 7% =$2,681,617. The increase in present value to the end of June 2004 was $15,162 and this amount was offset to retained earnings (3c). The market price for the quarter ended September 30, 2004 and the year end of 2004 was greater than the guaranteed price of $1.25 so no adjustment in redemption amount was required. Therefore the value of redeemable common stock in the mezzanine section of the balance sheet at December 31, 2004(3d) = ($2,681,617+$15,162). The total consideration given exceeded the fair value of assets received by $903,416 (3e) and this was recorded in operating expenses.

4. A note payable of $340,000 was also given as consideration in this transaction. Deferred interest at a rate of 5% was recorded and amortized to the end of 2004, leaving a balance of $16,234 in deferred charges. The short & long term portions of the notes payable were adjusted to proper balances at December 31, 2004. The interest expenses associated with this note had been previously recorded to operating expense.

5. Previous deferred charges for product development not associated with the AID purchase in the amount of $125,958 were written off to R&D as of December 31, 2004.

6. Associated deferred tax assets and the provision for income tax were computed as a result of the above additional net operating loss. A previous deferred tax liability was netted against the deferred tax asset.

7. For comparative purposes freight out expenses were moved to cost of goods sold.

8. The additional net loss for 2004 of $(671,717) was closed to retained earnings. The decrease in retained earnings = to $15,162 (3d) + the net loss.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

13) RESTATEMENT OF 2004 RESULTS (Continued)


        Balance Sheet:                                                            For the Year Ended
                                                                                  December 31, 2004
                                                            ---------------------------------------------------------------
                                                                        As Previously
                                                               Key        Reported          As Restated          +/(-)
                                                              ---        --------          -----------         -----
Income Tax Receivable And Other Current Assets                  6      $       283,688    $       316,272    $   32,584
TOTAL CURRENT ASSETS                                                         2,618,538          2,651,122        32,584
Property & Equipment - Net                                      2                                               387,025
                                                                               340,398            727,423
Goodwill                                                        1            1,952,799                       (1,952,799)
Trade Name                                                      2                               1,367,333     1,367,333
Deferred Tax Asset                                              6                                               354,504
                                                                               354,504
Deferred Charges                                               4/5                                             (109,724)
                                                                               125,958             16,234
TOTAL NON-CURRENT ASSETS                                                     3,095,007          2,754,321      (340,686)
TOTAL ASSETS                                                                 6,053,943          6,132,866        78,923
Note Payable-Current Portion                                    4                                                10,707
                                                                               109,293            120,000
TOTAL CURRENT LIABILITIES                                                                                        10,707
                                                                               779,143            789,850
Note Payable-Net Of Current Portion                             4
                                                                               154,473            160,000         5,527
Deferred Tax Liability                                          6               27,211                          (27,211)

TOTAL LONG TERM LIABILITIES                                                    181,684            160,000       (21,684)

TOTAL LIABILITIES                                                              960,827            949,850       (10,977)

Redeemable Common Stock(2,400,000 Shares)                      3d                               2,696,779     2,696,779
Common Stock(Prev-25,025,433 Restated-22,625,433)              3a
                                                                                25,025             22,625        (2,400)
Paid In Capital In Excess Of Par(APIC)                         3b            4,038,466          2,120,866    (1,917,600)
Retained Earnings                                             3c/8           1,029,625            342,746      (686,879)

TOTAL STOCKHOLDERS' EQUITY                                                   5,093,116          2,486,237    (2,606,879)
TOTAL LIABILITIES AND S/H EQUITY                                        $    6,053,943     $    6,132,866   $    78,923



         Statement of Operations:                                                 For the Year Ended
                                                                                   December 31, 2004

                                                             ------- ------------------ ------------------- ---------------
                                                                       As Previously
                                                              Key        Reported          As Restated           +/(-)
                                                              ---        --------          -----------      -    -----
Cost Of Goods Sold                                             7      3,314,555          3,400,680           86,125
GROSS PROFIT
                                                                      2,921,381          2,835,256          (86,125)
Research And Development                                       5
                                                                        148,194            274,152          125,958
Aid Put Option In Excess Of Assets Acquired                    3e
                                                                                           903,416          903,416
Operating Expenses                                            2/7
                                                                      2,395,456          2,365,972          (29,484)
TOTAL OPERATING EXPENSES
                                                                      3,229,080          4,228,970           999,890
OPERATING (LOSS)
                                                                       (307,699)        (1,393,714)       (1,086,015)
NET (LOSS) BEFORE PROVISION FOR TAXES                                  (286,619)        (1,372,634)       (1,086,015)

Provision For Income Taxes                                     6    $  (109,453)       $  (523,751)     $   (414,298)
NET INCOME (LOSS)                                              8       (177,166)          (848,883)         (671,717)

Net Income (Loss) Per Weighted Average Share, Basic                 $     (0.01)       $     (0.04)     $      (0.03)



Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

14) RESTATEMENT OF QUARTER ENDED MARCH 31, 2005

Below is a summary of the restatement for the Statement of Operations. We will report the changes to all financial statements when we amend our filings.

1. Revenues were reduced for sales that were reported at gross versus net. Deferred training sales of $50,000 were reversed out of revenue.

2.   Inventory Purchases of $124,770 were accrued into the quarter.

3. For comparative purposes freight out expenses of $25,995 were moved to cost of goods sold. 4. Total amortization of AID Trade Name & Drawings/Designs = ($14,000+$10,275). 5. Provision for income tax was adjusted for the additional net operating loss.

                                                                                   For the Quarter Ended
                                                                                      March 31, 2005
                                                                      ------------------------------------------------
                                                                      As Previously
                                                                Key      Reported       As Restated         +/(-)
 Revenues                                                        1     $  2,598,897     $ 2,410,721      $  (188,176)

 Cost Of Goods Sold                                             2/3
                                                                          1,297,463       1,448,228          150,765
 GROSS PROFIT (As Reported 50.1%/Restated 39.9%)
                                                                         1,301,434          962,493        (338,941)
 Operating Expenses                                             3/4
                                                                           733,944          732,224           (1,720)
 TOTAL OPERATING EXPENSES
                                                                         1,164,119        1,162,399           (1,720)
 NET INCOME(LOSS) BEFORE PROVISION FOR TAX
                                                                           129,312         (207,909)        (337,221)
 Provision For Income Taxes                                      5                                          (121,135)
                                                                            54,000          (67,135)
 Net Income (Loss)                                                     $    75,312     $   (140,774)    $   (216,086)

                                                                      =============== ================ ===============
 Net Income (Loss) Per Weighted Average Share, Basic                         $0.00           $ (0.01)          $ (0.01)
                                                                      =============== ================ ===============
 Weighted Average Number Of Shares                                     25,089,633         25,089,633       25,089,633
                                                                      =============== ================ ===============

15) RESTATEMENT OF QUARTER ENDED JUNE 30, 2005

Below is a summary of the restatement for the Statement of Operations. We will report the changes to all financial statements when we amend our filings. 1. Revenues were reduced for sales that were reported at gross versus net.

2. Inventory Purchases of $124,770 were reversed out of the quarter. Incorrect costing entries applied against the gross sales were reversed.

3. For comparative purposes freight out expenses of $25,662 were moved to cost of goods sold. 4. R&D items were moved into the proper reporting period. 5. Total amortization of AID Trade Name & Drawings/Designs =
     ($14,000+$10,275). 6. Provision for income tax was adjusted for the additional net operating loss

                                                                                   For the Quarter Ended
                                                                                        June 30, 2005

                                                                      ----------------- ---------------- ----------------
                                                                       As Previously
                                                                Key       Reported        As Restated         +/(-)
 Revenues                                                        1     $ 1,918,283       $1,545,470        (372,813)

 Cost Of Goods Sold                                              2
                                                                          1,645,916          1,059,881        (586,035)
 GROSS PROFIT (As Reported 14.2%/Restated 31.4%)
                                                                            272,367            485,589          213,222
 Research And Development                                        4
                                                                            (49,850)            47,030           96,880
 Operating Expenses                                             3/5
                                                                             605,51            604,124           (1,387)
 TOTAL OPERATING EXPENSES
                                                                            582,661            678,154           95,493
 NET INCOME(LOSS) BEFORE PROVISION FOR TAX
                                                                           (313,544)          (195,816)         117,728
 Provision For Income Taxes                                      6
                                                                           (126,000)           (63,230)          62,770
 Net Income (Loss)                                                    $    (187,544)      $   (132,586)     $    54,958
                                                                      ================= ================ ================
 Net Income (Loss) Per Weighted Average Share, Basic                  $       (0.01)      $      (0.01)      $     0.00
                                                                      ================= ================ ================
 Weighted Average Number Of Shares                                    $  25,144,433         25,144,433       25,144,433
                                                                      ================= ================ ================

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

16) RESTATEMENT OF QUARTER ENDED SEPTEMBER 30, 2005

Below is a summary of the restatement for the Statement of Operations. We will report the changes to all financial statements when we amend our filings.

1. The freight out expenses ($51,655) for the first 2 quarters was not reclassified and was inadvertently included in the 3rd quarter amount.

2.   Total    amortization   of   AID   Trade   Name   &    Drawings/Designs   =
     ($14,000+$10,275). 3. Provision for income tax was adjusted for the additional net operating loss.

                                                                                   For the Quarter Ended
                                                                                     September 30, 2005

                                                                      ---------------- ----------------- ---------------
                                                                       As Previously
                                                                Key      Reported        As Restated          +/(-)
 Cost Of Goods Sold                                              1     $ 1,551,413     $  1,499,758       $  (51,655)

 GROSS PROFIT (As Reported 41.7%/Restated 43.7%)                         110,229          1,161,884          1,051,655

 Operating Expenses                                            1/ 2      771,215            847,145             75,930

 NET INCOME(LOSS) BEFORE PROVISION FOR TAX
                                                                         302,621            278,346            (24,275)
 Provision For Income Taxes                                      3
                                                                         118,000             89,880            (28,120)
 Net Income (Loss)                                                     $ 184,621            188,466        $     3,845
                                                                      ================ ================= ===============
 Net Income (Loss) Per Weighted Average Share, Basic                   $     0.01      $       0.01        $      0.00

                                                                      ================ ================= ===============
 Weighted Average Number Of Shares
                                                                        25,152,433       25,152,433          25,152,433
                                                                      ================ ================= ===============

17) NEW ACCOUNTING PRONOUNCEMENTS