Form 10KSB/A
period 2005-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2006-04-19
CIK 1165921

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Law Enforcement Associates Corporation computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $21,383,225 as of April 14, 2006, based on the average bid and asked price of $2.15 per share as of that date.

There were 25,152,433 shares of common stock, $.001 par value, outstanding as of April 14, 2006.

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

Operating Expenses

     Operating Expenses, including services and compensation paid for with stock($399,060) and research and development($182,224) decreased by $618,117 as compared to 2004. The decrease is mainly attributable to the $903,416 expense recorded in 2004 related to the AID asset purchase (See Footnote 8 to our Financial Statements "ASSET PURCHASE AGREEMENT") and the decrease of $286,370 in services and compensation paid with stock. All other operating expenses exclusive of the above stock compensation and R&D totaled $3,029,569 an increase of $663,597 or 28.0% greater than the $2,365,972 incurred in 2004. Based on net revenue percentages these other operating expenses were 37.1% of net sales in 2005 compared to 37.9% of net sales in 2004. The increased leveraging achieved by spreading fixed costs over higher sales levels was offset by the higher expenses associated with fees related to moving to the American Stock Exchange in July 2005, greater expenses associated with amortization and depreciation related to the AID purchase, increased consulting fees related to systems and increased insurance costs.

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

     Mr. Carrington is a majority shareholder of our company and Sirchie owns approximately 33.1% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie. All the loans which Sirchie previously made to us were paid in full in Fiscal 2003.

     At the end of 2005 we had a cash balance of $778,156. We have a line of credit with Wachovia Bank in the amount of $750,000. We had no encumbrance on that line.

     If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of some of our products.

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

Status of Remediation Efforts with Respect to Previously Disclosed Material Weaknesses

     In our filing on Form 8-K on March 31, 2006 we reported that on March 26, 2006, on Managements recommendation, the Company, in consultation with Baum & Company, the Company's independent auditors, and the Company's advisors, that it had concluded that the Company's financial statements for the interim periods for the six and nine months of 2004, the financial statements for the year end of 2004, and the interim periods for the first three, six and nine months of 2005 should no longer be relied upon and that they will require adjustments. The restatement adjustments were identified primarily through an extensive internal review of the Company's accounting procedures and policies. In connection with the Company's internal review of its revenue and cost recognition policies, the Company is continuing to conduct an analysis of its historical financial data for the foregoing periods. The Company is currently evaluating the application of certain accounting principles and accounting estimates that have resulted in errors in the Company's previously issued financial statements as addressed in Accounting Principles Board Opinion No. 20. Management's conclusion regarding reliance upon these previously issued financial statements was also discussed with and confirmed by the Audit Committee of the Board of Directors of the Company.

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

Dated: April 19, 2006

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

  /s/Martin L. Perry         Director                           April 14, 2006
  -------------------

  /s/ James Lindsey          Director                           April 14, 2006
  -----------------
  James Lindsay

  /s/ Anthony Rand           Director                           April 14, 2006
  -----------------
  Anthony Rand

  /s/ Joseph Jordan          Director                           April 14, 2006
  -----------------
  Joseph Jordan

  Michael Wagner             Principal and Chief
  --------------
  Michael Wagner             Financial Officer                  April 14, 2006

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

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements December 31, 2005 and 2004

13) RESTATEMENT OF 2004 RESULTS (Continued)

                                                                         For the Year Ended
         Balance Sheet:                                                  December 31, 2004
                                                       ------ ----------------- ----------------- ------------
                                                                 As Previously
                                                        Key         Reported         As Restated        +/(-)
                                                        ---         --------         -----------        -----
Income Tax Receivable And Other Current Assets           6    $        283,688  $        316,272  $    32,584
TOTAL CURRENT ASSETS                                                 2,618,538         2,651,122       32,584
Property & Equipment - Net                               2             340,398           727,423      387,025
Goodwill                                                 1           1,952,799                     -1,952,799
Trade Name                                               2                             1,367,333    1,367,333
Deferred Tax Asset                                       6                               354,504      354,504
Deferred Charges                                        4/5            125,958            16,234     -109,724
TOTAL NON-CURRENT ASSETS                                             3,095,007         2,754,321     -340,686
TOTAL ASSETS                                                         6,053,943         6,132,866       78,923
                                                              ================= ================= ============
Note Payable-Current Portion                             4             109,293           120,000       10,707
TOTAL CURRENT LIABILITIES                                              779,143           789,850       10,707
Note Payable-Net Of Current Portion                      4             154,473           160,000        5,527
Deferred Tax Liability                                   6              27,211                        -27,211
TOTAL LONG TERM LIABILITIES                                            181,684           160,000      -21,684
                                                              ----------------- ----------------- ------------
TOTAL LIABILITIES                                                      960,827           949,850      -10,977
Redeemable Common Stock(2,400,000 Shares)               3d                             2,696,779    2,696,779
Common Stock(Prev-25,025,433 Restated-22,625,433)       3a              25,025            22,625       -2,400
Paid In Capital In Excess Of Par(APIC)                  3b           4,038,466         2,120,866   -1,917,600
Retained Earnings                                      3c/8          1,029,625           342,746     -686,879
                                                              ----------------- ----------------- ------------
TOTAL STOCKHOLDERS' EQUITY                                           5,093,116         2,486,237    2,606,879
TOTAL LIABILITIES AND S/H EQUITY                              $      6,053,943  $      6,132,866  $    78,923
                                                              ================= ================= ============


         Statement of Operations:                                        For the Year Ended
                                                                          December 31, 2004
                                                       ------ ------------------ ---------------- -------------
                                                                As Previously
                                                        Key         Reported         As Restated       +/(-)
                                                       ------ ------------------ ---------------- -------------
Cost Of Goods Sold                                       7    $      3,314,555   $    3,400,680   $     86,125
GROSS PROFIT                                                         2,921,381        2,835,256        -86,125
Research And Development                                 5             148,194          274,152        125,958
Aid Put Option In Excess Of Assets Acquired             3e                              903,416        903,416
Operating Expenses                                      2/7          2,395,456        2,365,972        -29,484
                                                              ------------------ ---------------- -------------
TOTAL OPERATING EXPENSES                                             3,229,080        4,228,970        999,890
OPERATING (LOSS)                                                      (307,699)      (1,393,714)    -1,086,015
NET (LOSS) BEFORE PROVISION FOR TAXES                                 (286,619)      (1,372,634)    -1,086,015
Provision For Income Taxes                               6            (109,453)        (523,751)      -414,298
                                                              ------------------ ---------------- -------------
NET INCOME (LOSS)                                        8    $       (177,166)  $     (848,883)  $   -671,717
                                                              ================== ================ =============
Net Income(Loss)Per Weighted Average Share, Basic             $          (0.01)  $        (0.04)  $      -0.03
                                                              ================== ================ =============

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

                                                                            For the Quarter Ended
                                                                               March 31, 2005
                                                               ------------------------------------------------
                                                                 As Previously
                                                         Key       Reported        As Restated        +/(-)
                                                       ------  --------------- ----------------- --------------
Revenues                                                  1    $    2,598,897   $    2,410,721   $    -188,176
Cost Of Goods Sold                                       2/3        1,297,463        1,448,228         150,765
GROSS PROFIT (As Reported 50.1%/Restated 39.9%)                     1,301,434          962,493        -338,941
Operating Expenses                                       3/4          733,944          732,224          -1,720
TOTAL OPERATING EXPENSES                                            1,164,119        1,162,399          -1,720
NET INCOME(LOSS) BEFORE PROVISION FOR TAX                             129,312         (207,909)       -337,221
Provision For Income Taxes                                5            54,000          (67,135)       -121,135
Net Income (Loss)                                              $       75,312   $     (140,774)  $    -216,086
                                                               =============== ================= ==============
Net Income (Loss) Per Weighted Average Share, Basic            $         0.00   $        (0.01)  $       -0.01
                                                               =============== ================= ==============
Weighted Average Number Of Shares                                  25,089,633        25,089,633     25,089,633
                                                               =============== ================= ==============

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

                                                                           For the Quarter Ended
                                                                               June 30, 2005
                                                               -----------------------------------------------
                                                                 As Previously
                                                         Key       Reported      As Restated         +/(-)
                                                       ------  --------------- --------------- ---------------
Revenues                                                  1    $   1,918,283   $   1,545,470   $     -372,813
Cost Of Goods Sold                                        2        1,645,916       1,059,881         -586,035
GROSS PROFIT (As Reported 14.2%/Restated 31.4%)                      272,367         485,589          213,222
Research And Development                                  4          (49,850)         47,030           96,880
Operating Expenses                                       3/5         605,511         604,124           -1,387
TOTAL OPERATING EXPENSES                                             582,661         678,154           95,493
NET INCOME(LOSS) BEFORE PROVISION FOR TAX                           (313,544)       (195,816)         117,728
Provision For Income Taxes                                6         (126,000)        (63,230)          62,770
Net Income (Loss)                                              $    (187,544)  $    (132,586)  $       54,958
                                                               =============== =============== ===============
Net Income (Loss) Per Weighted Average Share, Basic            $       (0.01)  $       (0.01)  $         0.00
                                                               =============== =============== ===============
Weighted Average Number Of Shares                                  25,144,433      25,144,433      25,144,433
                                                               =============== =============== ===============

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

2.   Total    amortization   of   AID   Trade   Name   &    Drawings/Designs   =
     ($14,000+$10,275).

3. Provision for income tax was adjusted for the additional net operating loss.

                                                                         For the Quarter Ended
                                                                           September 30, 2005
                                                              ---------------  -------------- ------------
                                                                 As Previously
                                                         Key       Reported     As Restated      +/(-)
                                                       ------  --------------- -------------- ------------
Cost Of Goods Sold                                        1    $    1,551,413  $   1,499,758  $   -51,655
GROSS PROFIT (As Reported 41.7%/Restated 43.7%)                       110,229      1,161,884    1,051,655
Operating Expenses                                       1/2          771,215        847,145       75,930
NET INCOME(LOSS) BEFORE PROVISION FOR TAX                             302,621        278,346      -24,275
Provision For Income Taxes                                3           118,000         89,880      -28,120
Net Income (Loss)                                              $      184,621  $     188,466  $     3,845
                                                               =============== ============== ============
Net Income (Loss) Per Weighted Average Share, Basic            $         0.01  $        0.01  $      0.00
                                                               =============== ============== ============
Weighted Average Number Of Shares                                  25,152,433     25,152,433   25,152,433
                                                               =============== ============== ============

17) NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have an impact on its financial condition or results of operations.