Form 10QSB
period 2006-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2006-05-10
CIK 1165921

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006
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

PART  I: FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated  Balance  Sheets,  March 31,  2006  (unaudited)  and  December  31,
2005(audited)..................................................................................  3

Consolidated Statement of Operations for the Three Months ended March 31, 2006 and March 31, 2005.............................................................................  4

Consolidated Statement of Stockholders' Equity for the Three Months ended March
31, 2006 and the Year ended December 31, 2005..................................................  5

Consolidated Statement of Cash Flows for the Three Months ended March 31, 2006 and March 31, 2005.............................................................................  6

Notes to Consolidated Financial Statements..................................................... 7-12

Item 2 - Management's discussion and analysis of financial condition and results of operations..................................................................................  13

Item 3 - Controls and Procedures...............................................................  14


PART  II: OTHER INFORMATION....................................................................  15

Item 1 - Legal Proceedings.....................................................................  15

Item 2 - Changes in Securities.................................................................  15

Item 3 - Defaults Upon Senior Securities.......................................................  15

Item 4 - Submission of Matters to a Vote of Security Holders...................................  15

Item 5 - Other Information.....................................................................  15

Item 6 - Exhibits..............................................................................  15



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

                    Law Enforcement Associates Corporation
                         Consolidated Balance Sheets
                     March 31, 2006 and December 31, 2005


                                                                                 March 31,         December 31,
                                                                                   2006               2005
    ASSETS                                                                                          (Audited)
                                                                               --------------     --------------
 CURRENT ASSETS
       Cash                                                                    $   1,008,682      $     778,156
       Accounts receivable (net of allowance for doubtful accounts of $21,509)       690,323            628,825
       Inventory                                                                   1,198,744          1,092,457
       Deferred tax asset-current portion                                             80,602            213,546
       Income Tax Receivable and Other current assets                                131,550            253,345
                                                                               --------------     --------------
           Total current assets                                                    3,109,901          2,966,329
                                                                               --------------     --------------

 PROPERTY AND EQUIPMENT - net                                                        243,363            257,539
                                                                               --------------     --------------

 OTHER NON-CURRENT ASSETS
       Intangibles-net                                                             2,639,082          2,675,860
       Deferred tax asset-net of current portion                                     251,716            195,552
       Deferred charges                                                                3,714              5,528
                                                                               --------------     --------------
           Total non-current assets                                                2,894,512          2,876,940
                                                                               --------------     --------------

 Total assets                                                                  $   6,247,777      $   6,100,809
                                                                               ==============     ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
       Note payable-current portion                                            $     120,000      $     120,000
       Accounts payable and accruals                                                 601,033            609,867
       Prepaid sales deposits                                                         27,170              3,840
                                                                               --------------     --------------
           Total current liabilities                                                 748,203            733,707
                                                                               --------------     --------------

 LONG TERM LIABILITIES
       Note Payable-net of current portion                                            10,000             40,000
                                                                               --------------     --------------

           Total long term liabilities                                                10,000             40,000
                                                                               --------------     --------------

 Total liabilities                                                                   758,203            773,707
                                                                               --------------     --------------

 STOCKHOLDERS' EQUITY
       Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                                        -
       Common stock, $0.001 par value, 50,000,000 authorized,
           25,152,433 issued and outstanding at March 31, 2006
           and December 31, 2005                                                      25,152             25,152
       Paid in capital in excess of par                                            5,240,812          5,240,812
       Retained earnings                                                             223,610             61,138
                                                                               --------------     --------------
           Total stockholders' equity                                              5,489,574          5,327,102
                                                                               --------------     --------------

 Total liabilities and stockholders' equity                                    $   6,247,777      $   6,100,809
                                                                               ==============     ==============


      The accompanying notes are an integral part of the financial statements.

                 Law Enforcement Associates Corporation
                  Consolidated Statement of Operations
          Three Months ended March 31, 2006 and March 31, 2005



                                                                              March 31,               March 31,
                                                                               2006                    2005
                                                                         ------------------     -----------------
 Revenues                                                                $       2,073,906      $      2,410,721

 Cost of Goods Sold                                                              1,125,448             1,448,228
                                                                         ------------------     -----------------

            Gross profit                                                           948,458               962,493
                                                                         ------------------     -----------------

 Research And Development                                                            1,101                58,114
 Services And Compensation Paid With Stock                                               -               372,060
 Operating Expenses                                                                688,076               732,225
                                                                         ------------------     -----------------

            Total Operating Expenses                                               689,177             1,162,399
                                                                         ------------------     -----------------

 Net income(loss) before other income (expenses) and
 provision for income taxes                                                        259,281              (199,906)
                                                                         ------------------     -----------------

 Other Income (Expense)
       Gain (loss) on retirement of fixed assets                                         -                (3,627)
       Interest (expense)                                                           (1,814)               (4,409)
       Other (expense)                                                               4,298                    33
                                                                         ------------------     -----------------

            Total other income (expense)                                             2,484                (8,003)
                                                                         ------------------     -----------------

 Net income(loss) before provision for income taxes                                261,765              (207,909)

 Provision for income taxes (benefit)                                               99,293               (67,135)
                                                                         ------------------     -----------------

 Net income(loss)                                                        $         162,472      $       (140,774)
                                                                         ==================     =================
 Net income(loss) per weighted average share, basic                      $            0.01      $          (0.01)
                                                                         ==================     =================
 Weighted average number of shares                                              25,152,433            25,089,633
                                                                         ==================     =================


      The accompanying notes are an integral part of the financial statements.

                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity
       Three Months Ended March 31, 2006 and Year Ended December 31, 2005


                                                                 Paid in Capital   Retained         Total
                                       Number of      Common        in Excess      Earnings     Stockholders'
                                         Shares        Stock         of Par                         Equity
                                     -------------- ----------- ---------------  ------------ ---------------
BALANCE, December 31, 2004              22,625,433  $   22,625  $    2,120,866   $   342,746  $    2,486,237

Common stock issued for services           107,000         107         371,954                       372,061

Common stock issued for services            10,000          10          26,990                        27,000

Common stock issued for patents             10,000          10          26,623                        26,633

Common stock reclassified
 from Redeemable Common Stock
                                         2,400,000       2,400       2,694,379                     2,696,779

Net loss for the Year
 ended December 31, 2005

                                                                                    (281,608)       (281,608)
                                     -------------- ----------- ---------------  ------------ ---------------

BALANCE, December 31, 2005              25,152,433      25,152       5,240,812        61,138       5,327,102

Net income for the three
 months ended March 31, 2006
                                                                                 $   162,472  $      162,472
                                     -------------- ----------- ---------------  ------------ ---------------

BALANCE, March 31, 2006                 25,152,433  $   25,152  $    5,240,812   $   223,610  $    5,489,574
                                     ============== =========== ===============  ============ ===============


    The accompanying notes are an integral part of the financial statements.

                    Law Enforcement Associates Corporation
                     Consolidated Statement of Cash Flows
                      March 31, 2006 and March 31, 2005

                                                                                 March 31,           March 31,
                                                                                    2006               2005
                                                                               ---------------     --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income(loss)                                                        $      162,472      $    (140,774)

       Adjustments to reconcile net income(loss) to net cash provided by operations:
            Depreciation and amortization                                              55,154             58,747
            Loss on disposal of property and equipment                                      -              3,627
            Deferred taxes                                                             99,293            (67,135)
            Common stock issued for services                                                -            372,061
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                (61,498)          (757,238)
            (Increase) decrease in inventory                                         (106,287)           (46,554)
            (Increase) decrease in other current assets                                99,281            (96,428)
            Increase (decrease) in accounts payable and other accruals                 (8,834)           309,137
            Increase (decrease) in customer sales deposits                             23,330            (74,211)
                                                                               ---------------     --------------
 Net cash provided (used) by operating activities                                     262,912           (438,768)
                                                                               ---------------     --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments for deferred charges                                                    1,814              3,186
       Purchases of patents                                                            (4,200)           (10,000)
       Capital expenditures                                                                 -             (2,230)
                                                                               ---------------     --------------
 Net cash provided (used) in investing activities                                      (2,386)            (9,044)
                                                                               ---------------     --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under line of credit agreement                                                     250,000
       Payments on long-term debt                                                     (30,000)           (30,000)
       Payments on capital leases                                                           -               (839)
                                                                               ---------------     --------------
 Net cash provided (used) in financing activities                                     (30,000)           219,161
                                                                               ---------------     --------------

 Net increase (decrease) in cash                                                      230,526           (228,651)

 CASH - BEGINNING                                                                     778,156            438,367
                                                                               ---------------     --------------
 CASH - ENDING                                                                 $    1,008,682      $     209,716
                                                                               ===============     ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest expense                                                $        1,814      $       4,409
                                                                               ===============     ==============
 Cash paid for income taxes                                                    $        4,550      $         550
                                                                               ===============     ==============


      The accompanying notes are an integral part of the financial statements.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements March 31, 2006 and December 31, 2005

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

Revenue recognition
-------------------

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collection is reasonably assured. All of our sales are final and our customers do not have a right to return the product. We charge most of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided.

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

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements March 31, 2006 and December 31, 2005

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

Interim Statements
------------------

The financial statements for the three months ending March 31, 2006 and March 31, 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three and nine months are not indicative of a full year of results.


Accounts receivable
-------------------

Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $21,509 allowance for bad debt balance at March 31, 2006 that has been established is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

Shipping and Handling Costs
---------------------------

The Company records the amount of shipping and handling costs billed to customers as a component of revenue. The associated shipping and handling costs are included in cost of goods sold. Costs for the quarter ended March 31, 2006 and March 31, 2005 were $18,987 and $25,995 respectively.

Product Warranty
----------------

The company provides a provision for estimated warranty repairs. For the quarter ended March 31, 2006 and March 31, 2005, the accrued warranty provision was $44,500and $37,114 respectively.

Advertising
-----------

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the quarters ended March 31, 2006 and March 31, 2005, advertising costs were $24,183 and $5,516 respectively. This increase was due to additional catalog mailings and the associated bulk mailing costs. All advertising costs are included in operating expenses in the accompanying statement of operations.

Research and Development
------------------------

The Company expenses research and development costs as incurred. The Company incurred product development expense of $1,101 and $58,114 in the quarters ended March 31, 2006 and March 31, 2005, respectively.

Reclassification
-----------------

Certain reclassifications were made to the 2005 amounts to conform to the 2006 presentation.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements March 31, 2006 and December 31, 2005

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

The following is a summary of property and equipment, at March 31, 2006 and December 31, 2005:




                                  Useful Life            March 31, 2006      December 31, 2005
                                  -----------            --------------      -----------------
Office Furniture & Equipment      5 to 7 years           $       55,087      $         55,087

Leasehold Improvements              7 years                       5,138                 5,138

Vehicle                           3 to 5 years                   16,000                16,000
Machinery & Equipment             5 to 7 years                  459,032               459,032
                                                         --------------      ----------------
                                                                535,257               535,257
Accumulated Depreciation                                       (291,894)             (277,718)
                                                         --------------     -----------------
                                                         $      243,363     $         257,359
                                                         ==============     =================

Depreciation expense for the quarter ended March 31, 2006 and March 31, 2005 were $ 14,176 and $ 17,534, respectively.

3) INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences, carry-backs and carry-forwards give rise to significant portions of deferred tax assets. At March 31, 2006 the Company had $83,694 in income tax receivables related to loss carry-backs and $80,602 in current deferred tax assets which relate to loss carry-forwards. The Company also has $251,716 in non-current deferred tax assets which are associated with carry-forwards.

Current tax expense is the only component present in the provision for income taxes in the accompanying statements of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows:

                                                    March 31,       December 31,
                                                      2006              2005
                                                   ------------    -------------
      Statutory federal income tax rate                34%              34%
      State income tax - net of federal benefit        5%                5%
      Previous estimated deferred tax differences      -1%              -1%
                                                       ---              ---
        Effective tax rate                             38%              38%
                                                       ===              ===

4) CAPITAL TRANSACTIONS

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

On August 1, 2005, 2,400,000 shares of redeemable common stock issued in conjunction with the AID asset purchase on June 3, 2004 were reclassified from temporary equity to permanent equity at a value of $2,696,779.

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements March 31, 2006 and December 31, 2005

5) LEASE COMMITMENTS

Facilities

The Company's leases its office facilities from Sirchie Finger Print Laboratories, Inc. (Sirchie) a major stockholder of the company. The original lease commenced in 2003. Effective January 2005, a new lease expiring in December 2005 was entered into at an annual cost of $160,000. Effective August 1, 2005 the lease was amended to add additional office space, which increased the monthly amount to $14,183. The current monthly amount for 2006 is $14,183 and is on a month to month basis. Rent expense incurred for the quarters ended March 31, 2006 and March 31, 2005 was $42,550 and $40,000 respectively.

Equipment

The company previously had capitalized lease liabilities which matured August, 2005.

6) CONCENTRATION OF RISK

The company places its cash in high credit quality financial institutions. During the quarter ended March 31, 2006 and in 2005 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

At March 31, 2006  receivables  from three  customers  represented  16% of total
receivables  and  at  December  31,  2005   receivables   from  three  customers
represented 24% of total receivables.

For the quarter ended March 31, 2006, sales to one customer accounted for 32% of total sales and for the year ended December 31, 2005, sales to one customer accounted for 14% of total sales.


7) INTANGIBLE ASSETS

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. Those cost of the patents in process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names and drawings/designs are tested at least annually for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The company has determined that no impairment exists on the trade name and drawings/designs based on the undiscounted future cash flows generated by these assets. Intangible assets consist of the following at March 31, 2006 and December 31, 2005:


                                       Estimated Life       March 31, 2006       December 31, 2005
                                                           ----------------      -----------------
      Patents                                15            $      1,016,250      $        1,016,250
      Patents-in process                     15                      74,536                  70,336
      Trade Name                             25                   1,400,000               1,400,000
      Drawings/Designs                       10                     411,000                 411,000
                                                           ----------------      ------------------
                                                                  2,901,786               2,897,586
      Accumulated Amortization                                     (262,704)               (221,726)
                                                           ----------------      ------------------
      Total intangibles-net                                $      2,639,082      $        2,675,860
                                                           ================      ==================

Estimated amortization for intangible assets is as follows:

         Year                                     Amount
         -------------------------------------  -----------
         Remainder of 2006                      $   123,638

         2007                                       169,819

         2008                                       169,819

         2009                                       169,819

         2010                                       169,819
         Future Years                             1,836,168
                                                -----------
                                                $ 2,639,082

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements March 31, 2006 and December 31, 2005


8) LINE OF CREDIT


The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR plus 3%. At March 31, 2006 and December 31, 2005 there were no outstanding borrowings.



9)  NOTE PAYABLE

In June 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 $10,000 monthly payments and had a deferred interest rate of 5%. The note balance as of March 31, 2006 is:

Current Portion                                     $    120,000

Balance-Net of Current                                    10,000
                                                    ------------

Total Note Payable                                  $    130,000
                                                    ============

           Maturities of long-term debt at March 31, 2006 are as follows:


                  Year Ending December 31:

                           2006                     $     90,000
                           2007                           40,000
                                                    ------------
                                                    $    130,000



10) ACCOUNTS PAYABLE AND ACCRUALS

The following is a breakdown of accounts payable and accruals at March 31, 2006 and December 31, 2005:

                                                 March 31, 2006      December 31, 2005
                                                 --------------      -----------------
   Accounts Payable                              $      296,424      $         381,486

   Wages and related payroll taxes                       56,859                 66,717

   Commissions                                          193,252                 84,338

   401(k) contribution payable                            8,500                 34,777

   Warranty Provision                                    44,500                 40,000

   Sales tax payable                                      1,498                  2,549
                                                 --------------      -----------------
      Total accounts payable and accruals        $      601,033      $         609,867
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

Law Enforcement Associates Corporation
Notes to Consolidated Financial Statements March 31, 2006 and December 31, 2005


11) NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Revenues

     Revenues for the three months ended March 31, 2006, were $2,073,906 as compared to $2,410,721 for the three months ended March 31, 2005, which represents a decrease of $336,815 (14.0%). The decline in revenues from the prior year is primarily due to our sales force focusing on maintaining higher margins and being more averse to discounting products in order to achieve sales growth. We still expect strong revenues to continue for the foreseeable future as a result of purchases of AID equipment and our basic surveillance products. Basic surveillance products include: radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Gross Profit

     Gross profit for the three months ended March 31, 2006 was $948,458 as compared to $962,493 for the three months ended March 31, 2005, a decrease of only $14,035 (1.5%). As a percentage of net sales, gross margin increased to 45.7% for the quarter from 39.9% in the same period last year. The increase in gross margin percentage was caused by our focus on selling a product mix that generates enhanced margins.

Operating Expenses

     Operating Expenses, incurred for the three months ended March 31, 2006 were $689,177 as compared to $1,162,399 for the three months ended March 31, 2005. This decrease of $473,222 is mainly due to the decrease of $372,060 in services and compensation paid with stock and a decrease of $57,013 in research and development expenses. As a percentage of revenue, operating expenses were 33.2% compared to 48.2% for the comparative period in 2005.

Income and Earnings Per Share

     Our operating income before other income (expense) and provision for income taxes for the three months ended March 31, 2006 was $259,281 as compared to a loss of $(199,906) for the three months ended March 31, 2005, an improvement of $459,187. This turn around was due primarily to the improved margins and the reduction in operating expenses mentioned above.

     Our net income for the three months ended March 31, 2006 was $162,472 compared to a net loss of $(140,774) for the three months ended March 31, 2005, an increase of $303,246. Our net income per weighted average share was $.01 for the three months ended March 31, 2006, as compared to a $.01 net loss per weighted average share for the three months ended March 31, 2005.

Liquidity and Capital Resources

     At March 31, 2006, we had working capital of $2,361,698 as compared with $2,232,622 at December 31, 2005, an increase of $129,076 (5.8%). We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a majority shareholder of our company and Sirchie owns approximately 33.1% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie.

     As of March 31, 2006 we had a cash balance of $1,008,682 as compared to a balance of $209,716 at March 31, 2005. Operating activities during the first quarter of 2006 generated $262,912 in net cash as compared to a decrease of $438,768 during the first quarter of 2005. The increase in cash flow from operating activities in the first quarter of 2006 was primarily attributable to the net income of $162,472, deferred tax benefits of $99,293 and an income tax refund of $110,612 which caused other current assets to drop by $99,281. The increases were partially offset by increased investment in inventory of $106,287 and a slight increase in accounts receivable of $61,498. The decrease in cash flow from operating activities in the first quarter of 2005 was primarily attributable to the net loss of $140,774 and an increase in accounts receivable of $757,238. The decrease was partially offset by common stock issued for services $372.061 versus cash and an increase in accounts payable and other accruals of $309,137.

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

Research and Development

     In the first quarter of 2006, we spent $1,101 on research and development as compared to $58,114 in the first quarter of 2005. The majority of these funds were spent on the research and development of our less lethal, electrical discharge weapon ("EDW"). We will be increasing our expenditures for research and development on our EDW in the second quarter of 2006. We do not have any other current plans to commence research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.



ITEM 3.  CONTROLS AND PROCEDURES

     As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

     31 Certification of the Principal Executive Officer and Principal Financial Officer of Law Enforcement Associates Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Law Enforcement Associates Corporation


May 10, 2006


By: /s/ Paul Feldman
-----------------------
Paul Feldman, President