Form 10QSB
period 2006-06-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2006-08-16
CIK 1165921

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 30, 2006
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

                                 Yes [ ] No [X]

PART  I: FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets, June 30, 2006 (unaudited) and December 31, 2005 (audited)

Consolidated Statement of Operations for the Six Months ended June 30, 2006 and June 30, 2005

Consolidated Statement of Operations for the Three Months ended June 30, 2006 and June 30, 2005

Consolidated Statement of Stockholders' Equity for the Six Months ended June 30, 2006 and the Year ended December 31, 2005

Consolidated Statement of Cash Flows for the Six Months ended June 30, 2006 and June 30, 2005

Notes to Consolidated Financial Statements

Item 2 - Management's discussion and analysis of financial condition and results of operations

Item 3 - Controls and Procedures

PART  II:  OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

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

                     Law Enforcement Associates Corporation
                          Consolidated Balance Sheets,
                      June 30, 2006 and December 31, 2005


                                                                          June 30, 2006    December 31, 2005
                              Assets                                        (unaudited)        (Audited)
                                                                        ---------------     ---------------
 Current assets:
       Cash                                                             $       851,333     $       778,156
       Accounts receivable (net of allowance
             for doubtful accounts of $21,509)                                  721,461             628,825
       Inventory                                                              1,213,702           1,092,457
       Deferred tax asset-current portion                                       123,229             213,546
       Income tax receivable and other current assets                            91,058             253,346
                                                                        ---------------     ---------------
            Total current assets                                              3,000,783           2,966,330
                                                                        ---------------     ---------------

 Property and equipment - net                                                   230,447             257,539
                                                                        ---------------     ---------------

 Other non-current assets:
       Intangibles-net                                                        2,597,635           2,675,860
       Deferred tax asset-net of current portion                                242,213             195,552
       Deferred charges                                                           2,255               5,528
                                                                        ---------------     ---------------
            Total non-current assets                                          2,842,103           2,876,940
                                                                        ---------------     ---------------

 Total assets                                                           $     6,073,333     $     6,100,809
                                                                        ===============     ===============

                       Liabilities and Stockholders' Equity
 Current liabilities:
       Note payable-current portion                                     $       100,000  $          120,000
       Accounts payable and accruals                                            526,280             609,867
       Customer sales deposits                                                   18,611               3,840
                                                                        ---------------     ---------------
            Total current liabilities                                           644,891             733,707
                                                                        ---------------     ---------------

 Long-term liabilities:
       Note Payable-net of current portion                                            -              40,000
                                                                        ---------------     ---------------
            Total long term liabilities                                               -              40,000
                                                                        ---------------     ---------------
 Total liabilities                                                              644,891             773,707
                                                                        ---------------     ---------------

 Stockholders' equity:
       Preferred stock $0.01 par value, 1,000,000 authorized, 0 issued                -                   -
       Common stock, $0.001 par value, 50,000,000 authorized,
            25,152,433 issued and outstanding at June 30, 2006
            and December 31, 2005                                                25,152              25,152
       Paid in capital in excess of par                                       5,240,812           5,240,812
       Retained earnings                                                        162,478              61,138
                                                                        ---------------     ---------------
            Total stockholders' equity                                        5,428,442           5,327,102
                                                                        ---------------     ---------------

 Total liabilities and stockholders' equity                             $     6,073,333     $     6,100,809
                                                                        ===============     ===============

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
                Six Months ended June 30, 2006 and June 30, 2005



                                                                         June 30, 2006       June 30, 2005
                                                                        ---------------     ---------------
 Revenues                                                               $     3,681,591     $     3,956,192

 Cost of goods sold                                                           2,176,117           2,508,110
                                                                        ---------------     ---------------

            Gross profit                                                      1,505,474           1,448,082
                                                                        ---------------     ---------------

 Research and development                                                        38,201              58,114
 Operating expenses                                                           1,295,413           1,637,009
                                                                        ---------------     ---------------

            Total operating expenses                                          1,333,614           1,695,123
                                                                        ---------------     ---------------

 Net income (loss) before other income (expenses) and
 provision for income taxes                                                     171,860            (247,041)
                                                                        ---------------     ---------------

 Other income (expense)
       Gain (loss) on retirement of fixed assets                                      -              (3,627)
       Interest (expense)                                                        (5,274)             (9,650)
       Other (expense)                                                            4,298               2,023
                                                                        ---------------     ---------------

            Total other income (expense)                                           (976)            (11,254)
                                                                        ---------------     ---------------

 Net income (loss) before provision for income taxes                            170,884            (258,295)

 Provision for income taxes (benefit)                                            69,544            (101,000)
                                                                        ---------------     ---------------

 Net income (loss)                                                      $       101,340     $      (157,295)
                                                                        ===============     ===============
 Net income (loss) per weighted average share, basic                    $          0.00     $         (0.01)
                                                                        ===============     ===============
 Weighted average number of shares                                           25,152,433          25,089,633
                                                                        ===============     ===============

                     Law Enforcement Associates Corporation
                      Consolidated Statement of Operations
               Three Months ended June 30, 2006 and June 30, 2005



                                                                         June 30, 2006       June 30, 2005
                                                                        ---------------     ---------------

 Revenues                                                               $     1,607,685     $     1,545,471

 Cost of goods sold                                                           1,050,669           1,059,882
                                                                        ---------------     ---------------

            Gross profit                                                        557,016             485,589
                                                                        ---------------     ---------------
 Research and development                                                        37,100                   -
 Operating expenses                                                             607,337             532,724
                                                                        ---------------     ---------------

            Total operating expenses                                            644,437             532,724
                                                                        ---------------     ---------------

 Net income(loss) before other income (expenses) and
       provision for income taxes                                               (87,421)            (47,135)
                                                                        ---------------     ---------------

 Other income (expense)
       Gain (loss) on retirement of fixed assets                                      -                   -
       Interest (expense)                                                        (3,460)             (5,241)
       Other (expense)                                                                -               1,990
                                                                        ---------------     ---------------

            Total other income (expense)                                         (3,460)             (3,251)
                                                                        ---------------     ---------------

 Net income (loss) before provision for income taxes                            (90,881)            (50,386)

 Provision for income taxes (benefit)                                           (29,749)            (33,865)
                                                                        ---------------     ---------------

 Net income (loss)                                                      $       (61,132)    $       (16,521)
                                                                        ===============     ===============
 Net income (loss) per weighted average share, basic                    $         (0.00)    $         (0.00)
                                                                        ===============     ===============
 Weighted average number of shares                                           25,152,433          25,089,633
                                                                        ===============     ===============


                     Law Enforcement Associates Corporation
                 Consolidated Statement of Stockholders' Equity
      Six Months ended June 30, 2006 and the Year ended December 31, 2005



                                                                               Paid in Capital                           Total
                                           Number of           Common            in Excess          Retained         Stockholders'
                                             Shares             Stock             of Par            Earnings           Equity
                                        ----------------   ---------------   -----------------   ---------------   ----------------
                                              22,625,433   $        22,625  $        2,120,866   $       342,746   $      2,486,237

Common stock issued for services                 107,000               107             371,954                 -            372,061

Common stock issued for services                  10,000                10              26,990                 -             27,000

Common stock issued for patents                   10,000                10              26,623                 -             26,633

Common stock reclassified from
 Redeemable Common Stock
                                               2,400,000             2,400           2,694,379                 -          2,696,779

Net loss for the year ended
 December 31, 2005
                                                       -                 -                   -           (281,608)         (281,608)
                                        ----------------   ---------------   -----------------   ---------------   ----------------

BALANCE, December 31, 2005                    25,152,433            25,152           5,240,812            61,138          5,327,102

Net income for the six months
 ended June 30, 2006
                                                       -                 -                   -           101,340            101,340
                                        ----------------   ---------------   -----------------   ---------------   ----------------

BALANCE, June 30, 2006                        25,152,433   $        25,152   $       5,240,812   $       162,478   $      5,428,442
                                        ================   ===============   =================   ===============   ================


                     Law Enforcement Associates Corporation
                      Consolidated Statement of Cash Flows
                Six Months ended June 30, 2006 and June 30, 2005






                                                                         June 30, 2006       June 30, 2005
                                                                        ---------------     ---------------
 Cash flows from operating activities
       Net income (loss)                                                $       101,340     $      (157,295)

       Adjustments to reconcile net income (loss) to net cash provided by operations:
            Depreciation and amortization                                       109,517             115,610
            Loss on disposal of property and equipment                                -               3,627
            Deferred taxes                                                       43,656            (101,000)
            Common stock issued for services                                          -             399,060
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                          (92,636)             87,181
            (Increase) decrease in inventory                                   (121,245)            (94,997)
            (Increase) decrease in other current assets                         162,288             (34,303)
            Increase (decrease) in accounts payable and other accruals          (83,587)             23,730
            Increase (decrease) in customer sales deposits                       14,771             (76,286)
                                                                        ---------------     ---------------
 Net cash provided by operating activities                                      134,104             165,327
                                                                        ---------------     ---------------

 Cash flows from investing actvities:
       Payments for deferred charges                                              3,273               6,035
       Purchases of patents                                                      (4,200)            (44,891)
       Capital expenditures                                                           -            (100,472)
                                                                        ---------------     ---------------
 Net cash provided (used) in investing activities                                  (927)           (139,328)
                                                                        ---------------     ---------------

 Cash flows financing activities:
       Payments on long-term debt                                               (60,000)            (60,000)
       Payments on capital leases                                                     -              (1,684)
                                                                        ---------------     ---------------
 Net cash provided (used) in financing activities                               (60,000)            (61,684)
                                                                        ---------------     ---------------

 Net increase (decrease) in cash                                                 73,177             (35,685)

 Cash - beginning                                                               778,156             438,367
                                                                        ---------------     ---------------
 Cash - ending                                                          $       851,333     $       402,682
                                                                        ===============     ===============

 Suplemental disclosure of cash flow information:
 Cash paid for interest expense                                         $         5,274     $        9,650
                                                                        ===============     ===============
 Cash paid for income taxes                                             $         4,550     $          550
                                                                        ===============     ===============

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

1)   SIGNIFICANT ACCOUNTING POLICIES

     Organization and operations
     ----------------------------
     Law Enforcement Associates Corporation (originally Academy Resources, Inc.) was formed on December 3, 2001 when the Company acquired all the outstanding stock of Law Enforcement Associates, Inc., a New Jersey company doing business in North Carolina, which was incorporated in 1972.

     The operations of the Company consist of manufacturing and providing surveillance and intelligence gathering products and vehicle inspection equipment. Products are used by law enforcement agencies, the military, security and correctional organizations.

     Principles of consolidation
     ----------------------------
     The consolidated financial statements include the accounts of Law Enforcement Associates Corporation and its wholly-owned subsidiary Law Enforcement Associates, Inc. All inter company transactions have been eliminated in consolidation. All statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Management of the Company has determined that the Company's operations are comprised of one reportable segment as that term is defined SFAS No.131. Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.

     Revenue recognition
     -------------------
     The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collection is reasonably assured. All of our sales are final and our customers do not have a right to return the product. We charge most of our customers shipping fees, which are recorded as a component of net sales. We record training revenue as the service is provided.

     Net income per share
     ---------------------
     Basic earnings per share is computed by dividing the net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There are no common stock equivalents for the Company. No preferred stock has been issued.

     Income taxes
     -------------
     Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

1)   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair value of financial instruments
     -----------------------------------

     The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

     Inventory
     ----------
     Inventory is stated at the lower of cost or market on the first-in, first-out basis. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories consist of the following at June 30, 2006 and December 31, 2005:

                                      June 30, 2006         December 31, 2005
                                       ------------           -------------
         Raw Materials                 $    558,766           $     536,197
         Work-in-process                    143,890                  52,957
         Finished goods                     511,046                 503,303
                                      -------------           -------------
                                      $   1,213,702           $   1,092,457
                                      =============           =============

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

     Interim statements
     ------------------
     The financial statements for the six months ending June 30, 2006 and June 30, 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three and six months are not indicative of a full year of results.


     Accounts receivable
     -------------------
     Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $21,509 allowance for bad debt balance at June 30, 2006 that has been established is a management estimate due to the credit worthiness of the primary customer base, largely government entities and the military.

     Shipping and handling costs
     ---------------------------
     The Company records the amount of shipping and handling costs billed to customers as a component of revenue. The associated shipping and handling costs are included in cost of goods sold.

     Product warranty
     -----------------
     The Company provides a provision for estimated warranty repairs. For the six months ended June 30, 2006 and June 30, 2005, the warranty expense was $16,523 and $15,951, respectively.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

1)   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Advertising

     The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the six months ended June 30, 2006 and June 30, 2005, advertising costs were $42,580 and $33,000, respectively. All advertising costs are included in operating expenses in the accompanying statement of operations. At June 30, 2005, $36,000 of advertising was reported as assets.

     Research and development

     The Company expenses research and development costs as incurred. The Company incurred product development expense of $38,201 and $58,114 in the six months ended June 30, 2006 and June 30, 2005, respectively.

     Reclassification

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

     The following is a summary of property and equipment, at June 30, 2006 and December 31, 2005:

                                                Useful Life            June 30, 2006        December 31, 2005
                                                -----------            -------------         ---------------
       Office furniture & equipment            5 to 7 years            $      55,087         $        55,087
       Leasehold improvements                     7 years                      5,138                   5,138
       Vehicle                                 3 to 5 years                   16,000                  16,000
       Machinery & equipment                   5 to 7 years                  459,032                 459,032
                                                                       -------------         ---------------
                                                                             535,257                 535,257
       Accumulated depreciation                                             (304,810)               (277,718)
                                                                       -------------         ---------------
                                                                       $     230,447         $       257,359
                                                                       =============         ===============

     Depreciation expense for the six months ended June 30, 2006 and June 30, 2005 was $27,092 and $33,991, respectively.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

3)   INCOME TAXES

     In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities consist of the following:

                                                                         June 30, 2006     December 31, 2005
       Deferred tax assets:
         Inventory                                                     $         23,513     $        23,513
         Allowance for doubtful accounts                                          8,292               8,292
         Accrued wages                                                           10,987              42,580
         Warranty provision                                                      20,217              15,420
         Intangible assets                                                      310,899             311,505
         Federal net operating loss of $132,156 and
            $341,479, respectively, expiring on
            December 31, 2025                                                    44,933             116,103
         State net economic loss of $335,664
            and $434,855, respectively, expiring
            on December 31, 2019/2020                                            15,286               7,637
                                                                        ---------------     ---------------
                                                                             434,127                525,050
                                                                        ---------------     ---------------

       Deferred tax (liabilities):
         Property and equipment                                                 (38,702)            (93,165)
         Trade name (AID)                                                       (29,983)            (22,787)
                                                                        ---------------     ---------------
                                                                                (68,685)           (115,952)
                                                                        ---------------     ---------------
       Deferred tax asset (liability), net                              $       365,442     $       409,098
                                                                        ===============     ===============

       Deferred taxes have been classified on the consolidated balance sheet as follows:

                                                                         June 30, 2006     December 31, 2005
                                                                        ---------------     ---------------
       Current assets                                                   $       123,229     $       213,546
       Non-current assets                                                       242,213             195,552
                                                                        ---------------     ---------------
                                                                        $       365,442     $       409,098
                                                                        ===============     ===============

       At June 30, 2006 the Company had $62,264 in income tax receivables related to loss carry-backs.

       The expense (benefit) of income taxes consists of:

                                                                         June 30, 2006      June 30, 2005
                                                                        ---------------     ---------------
       Current:
         Federal                                                        $        22,781     $             -
         State                                                                    3,107                   -
                                                                        ---------------     ---------------
                                                                                 25,888                   -
       Deferred                                                                  43,656            (101,000)
                                                                        ---------------     ---------------
                                    Total                               $        69,544     $      (101,000)
                                                                        ===============     ===============

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

3) INCOME TAXES (Continued)

     A reconciliation of the statutory federal income tax rate and effective rate is as follows:

                                                           June 30,                 June 30,
                                                             2006                     2005

       Statutory federal income tax rate                      34%                     34%
       State income tax - net of federal benefit              5%                      5%
       Previous estimated deferred tax differences            2%                      -%
                                                           ---------               ---------
       Effective tax rate                                     41%                     39%
                                                           =========               =========

4)   CAPITAL TRANSACTIONS

     On January 5, 2005, the Company issued 105,000 shares of restricted common stock to individuals for services valued at $361,726 (the average fair market value at that date times 67%).

     On January 5, 2005, the Company issued 2,000 shares of common stock to an individual for services valued at $10,335 (the average fair market value at that date).

     On April 5, 2005, the Company issued 10,000 shares of restricted common stock to an individual for services valued at $27,000 (the average fair market value at that date times 67%).

     On April 6, 2005, the Company issued 10,000 shares of restricted common stock to an individual for patents valued at $26,633 (the average fair market value at that date times 67%).

     On August 1, 2005, 2,400,000 shares of redeemable common stock issued in conjunction with the AID asset purchase on June 3, 2004 were reclassified from temporary equity to permanent equity at a value of $2,696,779.

5)   LEASE COMMITMENTS

     Facilities

     The Company leases its office facilities from Sirchie Finger Print Laboratories, Inc. (Sirchie), a major stockholder of the Company. The original lease commenced in 2003. Effective January 2005, a new lease expiring in December 2005 was entered into at an annual cost of $160,000. Effective August 1, 2005 the lease was amended to add additional office space, which increased the monthly amount to $14,183. The current monthly amount for 2006 is $14,183 and is on a month-to-month basis. Rent expense incurred for the six months ended June 30, 2006 and June 30, 2005 was $85,100 and $80,000, respectively.

     Equipment

     The Company previously had capitalized lease liabilities which matured August, 2005.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

6)   CONCENTRATION OF RISK

     The Company places its cash in high credit quality financial institutions. During the six months ended June 30, 2006 and in 2005 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

     At December 31, 2005 receivables from three customers represented 24% of total receivables.

     For the six months ended June 30, 2006 and the year ended December 31, 2005, sales to one customer accounted for 18% and14% of total sales, respectively.

7)   INTANGIBLE ASSETS

     Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. Those cost of the patents in process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names and drawings/designs are tested at least annually for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company has determined that no impairment exists on the trade name and drawings/designs based on the undiscounted future cash flows generated by these assets. Intangible assets consist of the following at June 30, 2006 and December 31, 2005:

                                              Estimated Life           June 30, 2006         December 31, 2005
                                              --------------           -------------         -----------------
       Patents                                   15 years           $      1,016,250        $      1,016,250
       Patents-in process                        15 years                     74,536                  70,336
       Trade name                                25 years                  1,400,000               1,400,000
       Drawings/designs                          10  years                   411,000                 411,000
                                                                       -------------           -------------
                                                                           2,901,786               2,897,586
       Accumulated amortization                                             (304,151)               (221,726)
                                                                       -------------           -------------
       Total intangibles-net                                        $      2,597,635        $      2,675,860
                                                                       =============           =============

     Amortization expense for the six months ended June 30, 2006 and 2005 was $82,425. Estimated future amortization for intangible assets is as follows:

         Year                                    Amount
         ----                                 -------------
         Remainder of 2006                    $      82,425
         2007                                       169,819
         2008                                       169,819
         2009                                       169,819
         2010                                       169,819
         Future Years                             1,835,934
                                              -------------
                                              $   2,597,635

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

8)   LINE OF CREDIT

     The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR (5.51% and 4.53% at June 30, 2006 and December 31, 2005, respectively) plus 3%. At June 30, 2006 and December 31, 2005 there were no outstanding borrowings.



9)   NOTE PAYABLE

     In June 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 monthly payments of $10,000 and had a deferred interest rate of 5%. The note balance as of June 30, 2006 is:

         Current portion                                $     100,000
                                                        =============

           Maturities of long-term debt at June 30, 2006 are as follows:

                  Year Ending December 31:

                               2006                     $       60,000
                               2007                             40,000
                                                        --------------
                                                        $      100,000

10)  ACCOUNTS PAYABLE AND ACCRUALS

     The following is a breakdown of accounts payable and accruals at June 30, 2006 and December 31, 2005:

                                               June 30, 2006   December 31, 2005
       Accounts payable                        $     281,698     $     381,486
       Wages and related payroll taxes                75,247            66,717
       Commissions                                   106,855            84,338
       401(k) contribution payable                     8,500            34,777
       Warranty provision                             52,433            40,000
       Sales tax payable                               1,547             2,549
                                               -------------     -------------
           Total accounts payable accruals     $     526,280     $     609,867
                                               =============     =============

     The Company has a 401(k) Plan (the "Plan") to provide retirement benefits for its qualified employees. Qualified employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees' wages. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and totaled $7,965 and $12,500 at June 30, 2006 and 2005, respectively.

     Accounts payable at June 30, 2006 includes $11,176 due to Sirchie (see Note
     5).

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

11)  RESTATEMENT OF COMPARATIVE STATEMENTS OF OPERATIONS AND CASH FLOWS

     The consolidated statements of operations and cash flows for the quarter and six months ended June 30, 2005 have been restated to conform to the Company's 10K filings for 2005. The changes were necessary in order to properly account for (a) a large government contract originally recorded at gross when only the net broker fee should have been taken into revenues,
     (b) costs related to the aforementioned contract that were included in the second quarter instead of the first quarter where they belonged, (c) revenues on training income that were subsequently reversed and refunded to the customer, (d) freight-out costs that should have been grouped with costs of good sold rather than operating expenses, and (e) changes in the provision for income taxes related to the items above. A summary of changes in the statements of operations line items follows:

                                                             Three months ended           Six months ended
       Increase (decrease) in:                                  June 30, 2005               June 30, 2005
       ----------------------                                ------------------           ----------------
       Revenues                                              $        (372,812)            $  (560,988)
       Cost of goods sold                                             (586,034)               (435,269)
       Gross profit                                                    213,222                (125,719)
       Operating expenses                                              (49,936)                (51,656)
       Net income before provision for income taxes                    263,158                 (74,063)
       Provision for income taxes                                       92,135                 (29,000)

12)  NEW ACCOUNTING PRONOUNCEMENTS

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

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

12)  NEW ACCOUNTING PRONOUNCEMENTS (Continued)

     be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have an impact on its financial condition or results of operations.

ITEM 2.  RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Revenues

     Revenues for the three months ended June 30, 2006, were $1,607,685 as compared to $1,545,471 for the three months ended June 30, 2005, which represents an increase of $62,214 (4.0%). The increase in revenues from the prior year is primarily due to our sales force focusing on maintaining higher margins and being more averse to discounting products in order to achieve sales growth.

Gross Profit

     Gross profit for the three months ended June 30, 2006 was $557,016 as compared to $485,589 for the three months ended June 30, 2005, an increase of $71,427 (14.7%). As a percentage of net sales, gross profit increased to 34.7% for the second quarter from 31.5% in the same period last year. The increase in gross margin percentage was caused by our focus on selling a product mix that generates enhanced margins.

Operating Expenses

     Operating expenses, incurred for the three months ended June 30, 2006 were $644,437 as compared to $532,724 for the three months ended June 30, 2005. This increase of $111,713 is due to various factors, with the main areas being an increase of $37,100 in research and development expenses, a combined increase in advertising, promotionals, and postage of $36,515, and an increase in health insurance of $11,304. As a percentage of revenue, operating expenses were 40.1% compared to 34.4% for the comparative second quarter in 2005.

Income and Earnings Per Share

     Our operating loss before other income/expense and provision for income taxes for the three months ended June 30, 2006 was $87,421 as compared to a loss of $47,135 for the three months ended June 30, 2005, a negative difference of $40,286 in which the increase in gross profit discussed above was more than offset by the increase in operating expenses as described above.

     Our net loss for the three months ended June 30, 2006 was $61,132 compared to a net loss of $16,521 for the three months ended June 30, 2005, a negative difference of $44,611, due in large part to the reasons described in the preceding three paragraphs. Our net loss per weighted average share was $.00 for the three months ended June 30, 2006, as compared to a $.00 net loss per weighted average share for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Revenues

     Revenues for the six months ended June 30, 2006, were $3,681,591 as compared to $3,956,192 for the six months ended June 30, 2005, which represents a decrease of $274,601 (7.0%). The decline in revenues from the prior year is primarily due to what we believe is a decrease in federal government orders and spending attributable to the Iraqi War. We still expect strong revenues in the foreseeable future as a result of purchases of AID equipment and our basic surveillance products. Our basic surveillance products include: radio frequency transmitters, receivers, repeaters, miniature cameras and video transmission and recording systems.

Gross Profit

     Gross profit for the six months ended June 30, 2006 was $1,505,474 as compared to $1,448,082 for the six months ended June 30, 2005, an increase of $57,392 (4.0%). As a percentage of net sales, gross profit increased to 40.1% for the first six months from 36.6% in the same period last year. The increase in gross margin percentage was attributable to our focus on selling a product mix that generates enhanced margins.

Operating Expenses

     Operating expenses, incurred for the six months ended June 30, 2006 were $1,333,614 as compared to $1,695,123 for the six months ended June 30, 2005. This decrease of $361,509 is mainly due to the decrease of $399,060 in services and compensation paid with stock and a decrease of $19,913 in research and development expenses. As a percentage of revenue, operating expenses were 36.2% compared to 42.8% for the comparative six-month period in 2005.

Income and Earnings Per Share

     Our operating income before other income/expense and provision for income taxes for the six months ended June 30, 2006 was $171,860 as compared to a loss of $247,041 for the six months ended June 30, 2005, an improvement of $418,901. This turnaround was due primarily to the improved margins and the reduction in operating expenses mentioned above.

     Our net income for the six months ended June 30, 2006 was $101,340 compared to a net loss of $157,295 for the six months ended June 30, 2005, an increase of $258,635. Our net income per weighted average share was $.00 for the six months ended June 30, 2006, as compared to a $.01 net loss per weighted average share for the six months ended June 30, 2005.

Liquidity and Capital Resources

     At June 30, 2006, we had working capital of $2,355,892 as compared with $2,232,622 at December 31, 2005, an increase of $123,270 (5.5%). We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products as well as from working capital loans received from two related parties including Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc. Mr. Carrington is a majority shareholder of our company and Sirchie owns approximately 33.1% of our outstanding stock. Mr. Carrington is also a majority shareholder of Sirchie.

     As of June 30, 2006 we had a cash balance of $851,333 as compared to a balance of $402,682 at June 30, 2005. Operating activities during the half quarter of 2006 generated $134,103 in net cash as compared to an increase of $165,327 during the first half of 2005. The cash flow from operating activities in the first half of 2006 was primarily attributable to the net income of $101,340 and income tax refunds of $133,217. The increases were partially offset by increased investment in inventory of $121,245 and an increase in accounts receivable of $92,636. The cash flow from operating activities in the first half of 2005 was primarily attributable to common stock issued for services of $399,060 and a decrease in accounts receivable of $87,181. The increases were partially offset by a net loss of $157,295, an increased investment in inventory of $94,997, and a decrease in customer sales deposits of $76,286.

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

Research and Development

     In the first half of 2006, we spent $38,201 on research and development as compared to $58,114 in the first half of 2005. The majority of these funds were spent on the research and development of our less lethal, electrical discharge weapon ("EDW"). We will be increasing our expenditures for research and development on our EDW in the third quarter of 2006. We do not have any other current plans to commence research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 3.  CONTROLS AND PROCEDURES

     As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal
Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

31 Certification of the Principal Executive Officer of Law Enforcement Associates Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Law Enforcement Associates Corporation


August 10, 2006


                            By: /s/ Paul Feldman
                            -------------------------------------
                            Paul Feldman, President
                            Principal and Chief Financial Officer