Form 10QSB
period 2006-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2006-11-14
CIK 1165921

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Nine Months Ended September 30, 2006
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

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 25,252,433 Shares of Common Stock (no par value).



Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

PART I:  FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets, September 30, 2006 (unaudited) and December 31, 2005 (audited)

Consolidated Statement of Operations for the Nine Months ended September 30, 2006 and September 30, 2005

Consolidated Statement of Operations for the Three Months ended September 30, 2006 and September 30, 2005

Consolidated Statement of Stockholders' Equity for the Nine Months ended September 30, 2006 and the Year ended December 31, 2005

Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2006 and September 30, 2005

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

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


                                                                            September 30,       December 31,
                                                                               2006                 2005
            Assets                                                          (Unaudited)           (Audited)
                                                                            ------------        ------------
 Current assets:
     Cash                                                                   $ 1,027,456         $   778,156
     Accounts receivable (net of allowance
          for doubtful accounts of $46,509)                                     692,292             628,825
     Inventory                                                                1,298,041           1,092,457
     Deferred tax asset-current portion                                         124,247             213,546
     Income tax receivable and other current assets                              92,669             253,346
                                                                            -----------         -----------
         Total current assets                                                 3,234,705           2,966,330
                                                                            -----------         -----------

Property and equipment - net                                                    290,454             257,539
                                                                            -----------         -----------

Other non-current assets:
     Intangibles-net                                                          2,561,966           2,675,860
     Deferred tax asset-net of current portion                                  244,614             195,552
     Deferred charges                                                             1,152               5,528
                                                                            -----------         -----------
         Total other non-current assets                                       2,807,732           2,876,940
                                                                            -----------         -----------

Total assets                                                                $ 6,332,891         $ 6,100,809
                                                                            ===========         ===========

            Liabilities and Stockholders' Equity
Current liabilities:
     Note payable-current portion                                           $    70,000         $   120,000
     Accounts payable and accruals                                              544,692             609,867
     Customer sales deposits                                                    114,827               3,840
                                                                            -----------         -----------
         Total current liabilities                                              729,519             733,707
                                                                            -----------         -----------

Long-term liabilities:
     Note Payable-net of current portion                                              -              40,000
                                                                            -----------         -----------
         Total long term liabilities                                                  -              40,000
                                                                            -----------         -----------
Total liabilities                                                               729,519             773,707
                                                                            -----------         -----------

Stockholders' equity:
     Preferred stock $0.01 par value, 1,000,000 authorized,
         0 issued                                                                     -                   -
     Common stock, $0.001 par value, 50,000,000 authorized,
         25,252,433 issued and outstanding at Sep 30, 2006,
         25,152,433 issued and outstanding at Dec 31, 2005                       25,252              25,152
     Treasury stock: cost of 595 shares of common stock
         held by Company                                                           (625)                  -
     Paid in capital in excess of par                                         5,314,112           5,240,812
     Retained earnings                                                          264,633              61,138
                                                                            -----------         -----------
         Total stockholders' equity                                           5,603,372           5,327,102
                                                                            -----------         -----------

Total liabilities and stockholders' equity                                  $ 6,332,891         $ 6,100,809
                                                                            ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
           NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005


                                                 September 30,    September 30,
                                                     2006            2005
                                                 (Unaudited)      (Unaudited)
                                                 ------------    ------------

Revenues                                         $  5,579,012    $  6,617,834

Cost of goods sold                                  3,206,926       4,059,523
                                                 ------------    ------------

         Gross profit                               2,372,086       2,558,311
                                                 ------------    ------------

Research and development                               55,601         125,835
Operating expenses                                  2,044,786       2,361,194
                                                 ------------    ------------

         Total operating expenses                   2,100,387       2,487,029
                                                 ------------    ------------

Net income before other income (expense) and
provision for income taxes                            271,699          71,282
                                                 ------------    ------------

Other income (expense)
     Gain (loss) on retirement of fixed assets              -          (5,774)
     Interest (expense)                                (6,376)        (12,763)
     Other (expense)                                    4,298          (8,419)
                                                 ------------    ------------

         Total other income (expense)                  (2,078)        (26,956)
                                                 ------------    ------------

Net income before provision for income taxes          269,621          44,326

Provision for income taxes                             66,126          17,000
                                                 ------------    ------------

Net income                                       $    203,495    $     27,326
                                                 ============    ============
Net income per weighted average share, basic     $       0.01    $       0.00
                                                 ============    ============
Weighted average number of shares                  25,163,342      25,120,615
                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005


                                                 September 30,   September 30,
                                                     2006            2005
                                                  (Unaudited)     (Unaudited)
                                                 ------------    ------------

Revenues                                         $  1,897,421    $  2,661,642

Cost of goods sold                                  1,030,809       1,551,413
                                                 ------------    ------------

         Gross profit                                 866,612       1,110,229
                                                 ------------    ------------

Research and development                               17,400          67,721
Operating expenses                                    749,373         724,185
                                                 ------------    ------------

         Total operating expenses                     766,773         791,906
                                                 ------------    ------------

Net income before other income (expense) and
     provision for income taxes                        99,839         318,323
                                                 ------------    ------------

Other income (expense)
     Gain (loss) on retirement of fixed assets              -          (2,147)
     Interest (expense)                                (1,102)         (3,113)
     Other (expense)                                        -         (10,442)
                                                 ------------    ------------

         Total other income (expense)                  (1,102)        (15,702)
                                                 ------------    ------------

Net income before provision for income taxes           98,737         302,621

Provision for income taxes (benefit)                   (3,418)        118,000
                                                 ------------    ------------

Net income                                       $    102,155    $    184,621
                                                 ============    ============
Net income per weighted average share, basic     $       0.00    $       0.01
                                                 ============    ============
Weighted average number of shares                  25,252,433      25,152,433
                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                                        Paid in Capital            Total
                                         Number of      Common        Treasury       in Excess     Retained     Stockholders'
                                          Shares         Stock         Stock          of Par       Earnings       Equity
                                       -----------   ------------   -----------   -------------  -----------   --------------

BALANCE, December 31, 2005              25,152,433   $     25,152   $         -   $   5,240,812  $    61,138   $    5,327,102

Common stock issued for services           100,000            100             -          73,300            -           73,400

Common stock purchased by Company                -              -          (625)              -            -             (625)

Net income for the nine months ended
 September 30, 2006
                                                 -              -             -               -      203,495          203,495
                                       -----------   ------------   -----------   -------------  -----------   --------------

BALANCE                                 25,252,433   $     25,252   $      (625)  $   5,314,112  $   264,633   $    5,603,372
                                       ===========   ============   ===========   =============  ===========   ==============
September 30, 2006

    The accompanying notes are an integral part of the financial statements.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005


                                                                               September 30,  September 30,
                                                                                   2006           2005
                                                                               (Unaudited)    (Unaudited)
                                                                               -----------    -----------
 Cash flows from operating activities
     Net income                                                                $   203,495    $    27,326

     Adjustments to reconcile net income to net cash provided by operations:
            Depreciation and amortization                                          164,567        148,262
            Increase in allowance for doubtful accounts                             25,000
            Loss on disposal of property and equipment                                   -          5,774
            Deferred taxes                                                          40,237         52,459
            Common stock issued for services                                        73,400        399,060
     Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                             (88,467)    (1,078,780)
            (Increase) decrease in inventory                                      (205,584)      (196,771)
            (Increase) decrease in income tax receivable
               other current assets                                                160,677        (23,514)
            Increase (decrease) in accounts payable
               and other accruals                                                  (65,175)       382,859
            Increase (decrease) in customer sales deposits                         110,987        (36,847)
                                                                               -----------    -----------
Net cash provided (used) in operating activities                                   419,137       (320,172)
                                                                               -----------    -----------

Cash flows from investing activities:
     Payments for deferred charges                                                   4,376              -
     Purchases of patents                                                           (9,743)       (39,503)
     Capital expenditures                                                          (73,845)      (130,607)
                                                                               -----------    -----------
Net cash provided (used) in investing activities                                   (79,212)      (170,110)
                                                                               -----------    -----------

Cash flows financing activities:
     Proceeds from line of credit                                                  150,000
     Payments on long-term debt                                                    (90,000)       (81,457)
     Payments on capital leases                                                          -         (2,251)
     Common stock purchased by Company                                                (625)             -
                                                                               -----------    -----------
Net cash provided (used) in financing activities                                   (90,625)        66,292
                                                                               -----------    -----------

Net increase (decrease) in cash                                                    249,300       (423,990)

Cash - beginning                                                                   778,156        438,367
                                                                               -----------    -----------
Cash - ending                                                                  $ 1,027,456    $    14,377
                                                                               ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid for interest expense                                                 $     6,376    $    12,763
                                                                               ===========    ===========
Cash paid for income taxes                                                     $     4,550    $         -
                                                                               ===========    ===========
Patents purchased with issuance of common stock                                $         -    $    26,633
                                                                               ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005



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

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


1)   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair value of financial instruments

     The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

     Inventory

     Inventory is stated at the lower of cost or market on the first-in, first-out basis. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Inventories consist of the following at September 30, 2006 and December 31, 2005:

                                         September 30,           December 31,
                                             2006                    2005
                                       ----------------       ----------------
     Raw Materials                     $        434,970       $        536,197
     Work-in-process                            343,852                 52,957
     Finished goods                             519,219                503,303
                                       ----------------       ----------------
                                       $      1,298,041       $      1,092,457
                                       ================       ================

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

     Interim statements

     The financial statements for the nine months ending September 30, 2006 and September 30, 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three and nine months are not indicative of a full year of results.


     Accounts receivable

     Represents amounts due from customers for products sold or services provided. Substantially all amounts are expected to be collected within 60 days. The $46,509 and $21,509 allowance for bad debt balance at September 30, 2006 and December 31, 2005, respectively, that has been established are management estimates due to the credit worthiness of the primary customer base, largely government entities and the military.

     Shipping and handling costs

     The Company records the amount of shipping and handling costs billed to customers as a component of revenue. The associated shipping and handling costs are included in cost of goods sold.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


1)   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Product warranty

     The Company provides a provision for estimated warranty repairs. For the nine months ended September 30, 2006 and September 30, 2005, the warranty expense was $25,884 and $36,227, respectively.

     Advertising

     The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the nine months ended September 30, 2006 and September 30, 2005, advertising costs were $83,797 and $81,906, respectively. All advertising costs are included in operating expenses in the accompanying statement of operations. At September 30, 2005, $18,000 of advertising was reported as assets.

     Research and development

     The Company expenses research and development costs as incurred. The Company incurred product development expense of $55,601 and $125,835 in the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

     The following is a summary of property and equipment, at September 30, 2006 and December 31, 2005:

                                                                       September 30,        December 31,
                                                Useful Life                2006                 2005
                                                -----------           --------------       --------------
       Office furniture & equipment            5 to 7 years           $       95,200       $       55,087
       Leasehold improvements                     7 years                      5,138                5,138
       Vehicle                                 3 to 5 years                   49,732               16,000
       Machinery & equipment                   5 to 7 years                  459,032              459,032
                                                                      --------------       --------------
                                                                             609,102              535,257
       Accumulated depreciation                                             (318,648)            (277,718)
                                                                      --------------       --------------
                                                                      $      290,454       $      257,359
                                                                      ==============       ==============

     Depreciation expense for the nine months ended September 30, 2006 and September 30, 2005 was $40,930 and $52,386, respectively.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005



3)   INCOME TAXES

     In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities consist of the following:

                                                   September 30,    December 31,
                                                       2006             2005
                                                    ---------        ---------
     Deferred tax assets:
       Inventory                                    $  22,432        $  23,513
       Allowance for doubtful accounts                  8,292            8,292
       Accrued wages                                   13,255           42,580
       Warranty provision                              22,604           15,420
       Intangible assets                              321,255          311,505
       Federal net operating loss of $119,336 and
          $341,479, respectively, expiring on
          December 31, 2025                            40,574          116,103
       State net economic loss of $382,724
          and $434,855, respectively, expiring
          on December 31, 2019/2020                    17,429            7,637
                                                    ---------        ---------
                                                      445,841          525,050
                                                    ---------        ---------

     Deferred tax (liabilities):
       Property and equipment                         (44,784)         (93,165)
       Trade name (AID)                               (32,196)         (22,787)
                                                    ---------        ---------
                                                      (76,980)        (115,952)
                                                    ---------        ---------
     Deferred tax asset (liability), net            $ 368,861        $ 409,098
                                                    =========        =========

     Deferred taxes have been classified on the consolidated balance sheet as follows:

                                          September 30,        December 31,
                                              2006                 2005
                                         --------------       -------------
       Current assets                    $      124,247       $     213,546
       Non-current assets                       244,614             195,552
                                         --------------       -------------
                                         $      368,861       $     409,098
                                         ==============       =============

     At September 30, 2006 the Company had $62,264 in income tax receivables related to loss carry-backs.

     The expense (benefit) of income taxes consists of:


                                        September 30,          September 30,
                                            2006                   2005
                                        -------------         -------------
       Current:
         Federal                        $      22,781         $     (61,124)
         State                                  3,108                (8,335)
                                        -------------         -------------
                                               25,889               (69,459)
       Deferred                                40,237                52,459
                                        -------------         -------------
              Total                     $      66,126         $      17,000
                                        =============         =============

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005



3)   INCOME TAXES (Continued)

     A reconciliation of the statutory federal income tax rate and effective rate is as follows:


                                                    September 30,  September 30,
                                                        2006             2005

     Statutory federal income tax rate                    34%           34%
     State income tax - net of federal benefit            3%            5%
     Previous estimated deferred tax differences         (12)%         (1)%
                                                       ---------     ---------
     Effective tax rate                                   25%           38%
                                                       =========     =========

4)   CAPITAL TRANSACTIONS

     On July 13, 2006, the Company issued 100,000 shares of restricted common stock to individuals for services valued at $73,400.

     On July 28, 2006, the Company repurchased 595 shares of its own stock for $625. These shares are being held by the Company at September 30, 2006.

5)   LEASE COMMITMENTS

     Facilities

     The Company leases its office facilities from Sirchie Finger Print Laboratories, Inc. (Sirchie), a major stockholder of the Company. The original lease commenced in 2003. Effective January 2005, a new lease expiring in December 2005 was entered into at an annual cost of $160,000. Effective August 1, 2005 the lease was amended to add additional office space, which increased the monthly amount to $14,183. The current monthly amount for 2006 is $14,183 and is on a month-to-month basis. Rent expense incurred for the nine months ended September 30, 2006 and September 30, 2005 was $127,650 and $121,700, respectively.

     Equipment

     The Company previously had capitalized lease liabilities which matured August, 2005.

6)   CONCENTRATION OF RISK

     The Company places its cash in high credit quality financial institutions. During the nine months ended September 30, 2006 and in 2005 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. At September 30, 2006 and December 31, 2005, the Company had $870,994 and $777,153, respectively, in excess of the FDIC insured limits.

     At December 31, 2005 receivables from three customers represented 24% of total receivables. For the nine months ended September 30, 2006 and the year ended December 31, 2005, sales to one customer accounted for 22% and14% of total sales, respectively.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


7)   INTANGIBLE ASSETS

     Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. Those cost of the patents-in-process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names and drawings/designs are tested at least annually for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company has determined that no impairment exists on the trade name and drawings/designs based on the undiscounted future cash flows generated by these assets. Intangible assets consist of the following at September 30, 2006 and December 31, 2005:

                                                                    September 30,       December 31,
                                              Estimated Life            2006                 2005
                                              --------------        -------------       -------------
       Patents                                   15 years           $   1,016,250       $   1,016,250
       Patents-in-process                        15 years                  80,079              70,336
       Trade name                                25 years               1,400,000           1,400,000
       Drawings/designs                          10 years                 411,000             411,000
                                                                    -------------       -------------
                                                                        2,907,329           2,897,586
       Accumulated amortization                                          (345,363)           (221,726)
                                                                    -------------       -------------
       Total intangibles-net                                        $   2,561,966       $   2,675,860
                                                                    =============       =============

     Amortization expense for the nine months ended September 30, 2006 and 2005 was $123,637 and $95,876, respectively. Estimated future amortization expense follows:

         Year                                                 Amount
         ----                                              -------------
         Remainder of 2006                                 $      41,212
         2007                                                    170,188
         2008                                                    170,188
         2009                                                    170,188
         2010                                                    170,188
         Future Years                                          1,840,002
                                                           -------------
                                                           $   2,561,966

8)   LINE OF CREDIT

     The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR (5.32% and 4.53% at September 30, 2006 and December 31, 2005, respectively) plus 3%. At September 30, 2006 and December 31, 2005 there were no outstanding borrowings.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


9)   NOTE PAYABLE

     In September 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 monthly payments of $10,000 and had a deferred interest rate of 5%. The note balance as of September 30, 2006 is:

     Current portion                                            $      70,000
                                                                =============

     Maturities of long-term debt at September 30, 2006 are as follows:

                  Year Ending December 31:

                               2006                             $       30,000
                               2007                                     40,000
                                                                --------------
                                                                $       70,000
                                                                ==============

10)  ACCOUNTS PAYABLE AND ACCRUALS

     The following is a breakdown of accounts payable and accruals at September 30, 2006 and December 31, 2005:

                                               September 30,     December 31,
                                                   2006              2005
                                               -------------     -------------
       Accounts payable                        $     320,836     $     381,486
       Wages and related payroll taxes                63,017            66,717
       Commissions                                    89,728            84,338
       401(k) contribution payable                     8,500            34,777
       Warranty provision                             61,157            40,000
       Sales tax payable                               1,454             2,549
                                               -------------     -------------
           Total accounts payable accruals     $     544,692     $     609,867
                                               =============     =============

     The Company has a 401(k) Plan (the "Plan") to provide retirement benefits for its qualified employees. Qualified employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees' wages. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants and totaled $7,965 and $17,792 at September 30, 2006 and 2005, respectively.

11)  RELATED PARTY TRANSACTIONS

     Accounts  payable at September 30, 2006 includes $9,991 due to Sirchie (see
     Note 5).

     On July 1, 2006 the Company entered into an agreement to pay consulting fees in the amount of $1,000 annually to a major stockholder of both Sirchie and the Company.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005



12)  RESTATEMENT OF COMPARATIVE STATEMENTS OF OPERATIONS AND CASH FLOWS

     The consolidated statements of operations and cash flows for the nine months ended September 30, 2005 have been restated to conform to the Company's 10K filings for 2005. The changes were necessary in order to properly account for (a) a large government contract originally recorded at gross when only the net broker fee should have been taken into revenues,
     (b) costs related to the aforementioned contract that were included in the second quarter instead of the first quarter where they belonged, (c) revenues on training income that were subsequently reversed and refunded to the customer, (d) freight-out costs that should have been grouped with costs of good sold rather than operating expenses, and (e) changes in the provision for income taxes related to the items above. A summary of changes in the statements of operations line items follows:

                                                          Nine months ended
       Increase (decrease) in:                           September 30, 2005
       ----------------------                            ------------------
       Revenues                                          $        (560,988)
       Cost of goods sold                                         (435,269)
       Gross profit                                               (125,719)
       Operating expenses                                          (51,656)
       Net income before provision for income taxes                (74,063)
       Provision for income taxes                                  (29,000)

13)  ROYALTY COMMITTMENTS

     In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company is obligated to pay the licensor minimum guaranteed royalties as follows:


      Year Ending December 31:

                   2006                                    $       5,715
                   2007                                           22,860
                   2008                                           60,947
                   2009                                          126,668
                   2010                                           50,000
                                                           -------------
                   Total                                   $     266,190
                                                           =============

     Royalty expense for the quarter ended September 30, 2006 was $3,810. The minimum guaranteed royalties due within one year of September 30, 2006 is $22,860.

                     LAW ENFORCEMENT ASSOCIATES CORPORATION
                   Notes to Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


14)  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after September 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) will not have a material impact on the financial statements.

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

ITEM 2.  RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

Revenues

     Revenues for the three months ended September 30, 2006, were $1,897,421 as compared to $2,661,642 for the three months ended September 30, 2005, which represents a decrease of $764,221 (28.7%). The decrease in revenues from the prior year is primarily due to our sales force focusing on maintaining higher margins and being more averse to discounting products in order to achieve sales growth. We are also still feeling the decrease in government spending, although we have been encouraged with the most recent month's sales that include additional contacts from Federal government clients.

Gross Profit

     Gross profit for the three months ended September 30, 2006 was $866,612 as compared to $1,110,229 for the three months ended September 30, 2005, a decrease of $243,617 (21.9%). As a percentage of net sales, gross profit increased to 45.7% for the third quarter from 41.7% in the same period last year. The increase in gross margin percentage was caused by our focus on selling a product mix that generates enhanced margins.

Operating Expenses

     Total operating expenses, incurred for the three months ended September 30, 2006 were $766,773 as compared to $791,906 for the three months ended September 30, 2005. This decrease of $25,133 (3.17%) is due primarily to the decrease of $50,321 in research and development expenses. As a percentage of revenue, total operating expenses were 40.4% compared to 29.8% for the comparative third quarter in 2005.

Income and Earnings Per Share

     Our net income before other income/expense and provision for income taxes for the three months ended September 30, 2006 was $99,839 as compared to $318,323 for the three months ended September 30, 2005, a negative difference of $218,484 for the reasons described in the preceding three paragraphs.

     Our net profit for the three months ended September 30, 2006 was $102,155 compared to a net profit of $184,621 for the three months ended September 30, 2005, a negative difference of $82,466. Our net profit per weighted average share was $.00 for the three months ended September 30, 2006, as compared to a $.01 net profit per weighted average share for the three months ended September 30, 2005.

     The re-organization of our sales force which took place during the second and third quarter is having an immediate impact on the company's profitability and should continue to do so. Rather than concentrate simply on gross sales, we have instructed our sales force to concentrate on selling products which we manufacture and which also have a higher gross margin which in turn increases our profitability and the number of different products which we sell. While we realize that in the short run our gross sales may suffer, we believe that it is in the company's best interest to take this course of action because in the end we believe our gross profits will increase.


Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Revenues

     Revenues for the nine months ended September 30, 2006, were $5,579,012 as compared to $6,617,834 for the nine months ended September 30, 2005, which represents a decrease of $1,038,822 (15.7%). The decline in revenues from the prior year is primarily due to our sales force focusing on maintaining higher margins and being more averse to discounting products in order to achieve sales growth. We are also still feeling the decrease in government spending, although we have been encouraged with the most recent month's sales that include additional contacts from Federal government clients.

Gross Profit

     Gross profit for the nine months ended September 30, 2006 was $2,372,086 as compared to $2,558,311 for the nine months ended September 30, 2005, a decrease of $186,225 (7.3%). As a percentage of net sales, gross profit increased to 42.5% for the first nine months from 38.7% in the same period last year. The increase in gross margin percentage was attributable to our focus on selling a product mix that generates enhanced margins.

Operating Expenses

     Total operating expenses, incurred for the nine months ended September 30, 2006 were $2,100,387 as compared to $2,487,029 for the nine months ended
September 30, 2005. This decrease of $386,642 (15.5%) is mainly due to the decrease of $339,394 in services and compensation paid with stock and a decrease of $70,234 in research and development expenses. As a percentage of revenue, total operating expenses were constant at approximately 37.6% compared to the nine-month period in 2005.

Income and Earnings Per Share

     Our net income before other income/expense and provision for income taxes for the nine months ended September 30, 2006 was $271,699 as compared to $71,282 for the nine months ended September 30, 2005, an improvement of $200,417. This turnaround was due primarily to the improved margins and the reduction in operating expenses mentioned above.

     Our net income for the nine months ended September 30, 2006 was $203,495 compared to a net profit of $27,326 for the nine months ended September 30, 2005, an increase of $176,169. Our net income per weighted average share was $.01 for the nine months ended September 30, 2006, as compared to a $.00 net profit per weighted average share for the nine months ended September 30, 2005.

Liquidity and Capital Resources

     At September 30, 2006, we had working capital of $2,505,186 as compared with $2,232,623 at December 31, 2005, an increase of $272,563 (12.2%). We currently sustain our operations and fund our capital requirements with funds received from the sale of our products. Historically we had also funded our operations and capital requirements with loans received from two related parties, Mr. John H. Carrington and Sirchie Finger Print Laboratories, Inc., of which Mr. Carrington is a majority shareholder. However, we have not received a loan from either Sirchie or Mr. Carrington since approximately 2002 and we do not anticipate borrowing any funds from them in the near future.

     As of September 30, 2006 we had a cash balance of $1,027,456 as compared to a balance of $14,377 at September 30, 2005. Operating activities during the first nine months of 2006 generated $419,137 in net cash as compared to net cash used of $320,172 for the first nine months of 2005, a positive turnaround of

$739,309. The cash flow from operating activities in the first three quarters of 2006 was primarily attributable to the net income of $203,495, income tax refunds of $133,217, and an increase in customer sales deposits of $110,987. The increase was partially offset by increased investment in inventory of $205,584 and an increase in accounts receivable of $88,467. The cash used in operating activities in the first three quarters of 2005 was primarily attributable an increase in accounts receivable of $1,078,780. The decrease was partially offset by an increase in accounts payable and other accruals of $382,859 and common stock issued for services of $399,060.

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

Research and Development and Product Development

     In the  first  nine  months  of 2006,  we spent  $55,601  on  research  and development as compared to $125,835 in the first nine months of 2005. The majority of these funds were spent on the research and development of our less lethal, electrical discharge weapon ("EDW"). We will be increasing our expenditures for research and development on our EDW in the fourth quarter of 2006. We do not have any other current plans to commence research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

     We recently filed three patent applications which relate to multi shot gun designs which we have been developing for approximately one year. We have also filed a patent for out newly designed "SWIFT" Under Vehicle Surveillance System which has been licensed to sell under the Smith and Wesson name.

Inflation

     We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2006.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Change in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On August 7, 2006, the Company had a meeting of the shareholders and at that meeting the Company elected the following directors: Paul Feldman, Senator Anthony Rand, Martin Perry and General James Lindsay.

     In addition, the Company ratified the appointment of Baum and Company, P.A. as its independent registered public auditors for the fiscal year ending December 31, 2006.


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


Law Enforcement Associates Corporation


November 14, 2006


By: /s/ Paul Feldman
-----------------------
Paul Feldman, President
Principal and Chief Financial Officer