Form 10KSB
period 2006-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2007-04-02
CIK 1165921

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
Commission File No. 000-49907

Law Enforcement Associates Corporation
(Name of Small Business Issuer in Its Charter)

Nevada	56-2267438
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

100 Hunter Place, Youngsville, North Carolina	27596
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [X]

Our revenues for our most recent fiscal year were $7,546,884.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Law Enforcement Associates Corporation computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $7,938,088 as of March 19, 2007 based on the average bid and asked price of $0.80 per share as of that date.

There were 25,152,433 shares of common stock, $.001 par value, outstanding as of March 20, 2007.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Law Enforcement Associates Corp. (the "Company"). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly statements that describe the Company's future operating performance, financial results, plans, objectives strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Business -- Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Law Enforcement Associates Corporation was incorporated on May 14, 1998 under the laws of the State of Nevada. We manufacture and distribute undercover surveillance products including a complete line of audio surveillance equipment that allows law enforcement agencies to monitor conversations. In addition, we have an array of video surveillance products ranging from disguised miniature cameras to video transmission and recording systems. We offer our Bloodhound Global Positioning Tracking System, which is a global positioning tracking system. The Bloodhound Global Positioning Tracking System is a global positioning system receiver combined with a cellular telephone that allows undercover surveillance agents to monitor the movements of a vehicle. The agent will call the Bloodhound Tracking unit through a telephone and will be enabled to track the target vehicle in real time or view the target vehicles movements over a period of time. The unit records longitude and latitude data points that are transcribed via our computer software onto a mapping program for viewing. The Bloodhound Global Positioning Tracking System has been one of our leading products. Finally, we also sell the under vehicle inspection system ("UVIS"), which also is one of our leading products. The UVIS is used to view the underside of vehicles entering and exiting secure areas or facilities for explosive devices and other contraband. UVIS provides a clear, high contrast real-time video inspection of the undercarriage of cars, vans and trucks. Our products are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental agencies, multinational corporations and non-governmental organizations.

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

      Our products are marketed under brand names such as Audio Intelligence Devices(AID) Bloodhound Global Positioning Tracking System Under Vehicle Inspection System and under a licensening agreement with Smith and Wesson Corp the SWIFT Under Vehicle Surveillance System. We sell our manufactured products primarily to law enforcement agencies through company employed sales people located throughout the United States and at our home office in Youngsville, North Carolina as well as through our web site located at www.leacorp.com.

      We believe there are significant opportunities to grow our manufacturing business through the acquisition and development of new product lines, expansion into new territories and further development of sales to specialized law enforcement, government and military agencies. In 2007 LEA will continue to leverage sales utilizing Smith &Wesson branded products, introducing new core-line products, leverage strong distribution network industry relationships with companies approaching LEA and through our web based storefront . LEA also feels that we can further obtain our sales growth through our stronger motivated sales team.

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

Growth Strategy

The following elements define our growth strategy:

We expect the demand for our surveillance products to continue to grow. We plan to address this growth by offering an array of additional security and surveillance risk management products. We believe that the introduction of these new products will increase both our sales and our customer base. In addition, the Company will commence to sell other manufacturers security related products that the Company feels will be complimentary to our existing product offering.

Our sales force consists of 15 company employees who are each responsible for a geographical area of the United States which also includes Federal Government and International sales. The company feels that the new employee based sales force is more focused and will be key in the planned offering of additional products that LEA will manufacture and carry in 2007. The company also feels that this new sales force and will be more aggressive in entering new law enforcement markets

Our new sales force will continue capitalize on the companies historical exposure to Law Enforcement agencies. Our excellent relationships with law enforcement agencies is a key element when introducing new products to market.

Expand Distribution Network and Product Offerings.

We will continue to leverage our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new and enhanced products which complement our existing products. This will continue to be the trend in 2007. LEA has several law enforcement specific products that will be introduced in the second quarter of 2007. We also believe that as a result of our acquisition of the AID name, logo and designs that it continues to further broadened our product line and enabled us to strengthen our relationship with law enforcement agencies and other end users.

We are still in the process of developing a less lethal weapon (Stun Pistol) and have completed proto types of it. We are currently negotiating with several companies to license the manufacture and sale of that weapon. These negotiations are in the very preliminary stages and there is no assurance that we will be successful in these negotiations. While we have the proto type ready for production, we are proceeding with caution do to the voluminous litigation that has arisen with other companies that manufacture similar weapons.

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

LEA BLOODHOUND GLOBAL POSITIONING TRACKING SYSTEM(TM) utilizes global positioning system technology in order to provide surveillance operatives the ability to conduct discrete vehicle tracking and monitoring. The global positioning system is integrated with a cellular telephone and records longitude and latitude data points anywhere in the United States. A surveillance operative, after affixing the Bloodhound to a vehicle, can contact the Bloodhound Global Positioning System through any telephone and track its movements in real time or download the data points at predetermined intervals. The Bloodhound Global Positioning readings are saved along with time and date, which can then be superimposed onto mapping software, which may be utilized by a standard computer. The software will provide a "track" of where and when a target vehicle has been. The Bloodhound Global Positioning is limited in that anagent will not be able to track a target vehicle when the vehicle is outside of cell phone coverage. However, all data is saved and can be retrieved once the target vehicle re-enters cell phone coverage. This device can be mounted covertly on a target vehicle, and measures a compact size of 3"x4" x1.5".

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

GROUND HOG COVERT UNATTENDED VIDEO SURVEILLANCE SYSTEM is specifically designed for unattended covert outdoor surveillance of targets ranging from marijuana fields and drug labs to suspected larceny in a variety of fields. TheGround Hog utilizes a camouflaged pinhole camera in a weatherproof housing to view the targeted area. Images from the camera are recorded on the system's VCR. The monitor station is also camouflaged and housed in a weather resistant steel case. The Ground Hog also utilizes a standby mode whereby its infrared, wireless motion detector automatically switches the Ground Hog from standby to active when someone walks into the target area. The Ground Hog also comes with a wireless option.

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

Disguised Car Battery Repeater
Weatherproof Tactical Repeater
Briefcase Repeater
Disguised Book Bag Repeater
Gym Bag Repeater
Disguised AM/FM Radio Repeater
Miniature Portable Repeater
Synthesized Repeater

LEA 7000 SERIES /AID 9000 SERIES - these include a variety of transmitters and accessories. A transmitter is a device that is hidden on an undercover agent, which allows the law enforcement agency to monitor the audio data. Each of these transmitters come with various features including different designs and transmit power levels. The transmitters are available in various disguised formats which enable these items to be used in various law enforcement operations. With the designs which were obtained thru the purchase of some of AID's assets the transmitter will begin to be totally synthesized. This synthesized design will enable LEA/AID to reduce manufacturing time for its transmitter products. The designs that the transmitter are available in, include the following:

Denim Jacket Transmitter
Flat Pack Transmitter
Baseball Cap Transmitter
Wristwatch Transmitter
Garage Door Opener Transmitter
Tape Measure Transmitter
Radar Detector Transmitter
Cigarette Transmitter
Strip Outlet Transmitter
1-Watt Transmitter
Disguised Walkman Transmitter
Miniature Transmitter
Semi-Functional "Flex" Style Pager Transmitter
Functional "Flex" Style Pager Transmitter
Bravo Pager Transmitter
Nokia or Motorola Cellular Telephone Battery Transmitter
Nokia Digital Wireless Battery Transmitter
Board Transmitter
Nokia Digital Wireless Battery Transmitter
Digital Scale transmitter
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

We reach these customers through a distribution strategy that utilizes approximately eleven sales representatives that are employed by the company who are responsible for certain geographic areas of the United States, Federal Government sales and International sales. Additionally the company uses direct mailings, catalogs and trade shows as well as our web site on the Internet located at www.lea-sales.com.

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

Product Manufacturing and Raw Materials

All final assembly of our products is completed at our facility located in Youngsville, North Carolina. The manufacturing process is a basic procedure whereby our manufacturing employees assemble each of the products utilizing the raw materials. This process includes a sub assembly procedure for general items and a final assembly for each specific product. We currently employ 20 employees in the manufacturing sector.

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

Competition

Law Enforcement Associates is the only U.S.owned manufacturer of Electronic Surveillance Equipment. The market for our surveillance products is not highly competitive. The market for surveillance products is basically comprised of one competitor with each of us having an equal market share. Our prime competitor is DTC Communications, Inc. (a foreign owned company) No company in the surveillance products market is dominant with respect to any one specific area nor does any company have more brand recognition, greater financial resources or any other advantage which may allow them to compete more effectively. We believe we compete by providing superior design, engineering and production expertise in our line of surveillance products. The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules. There are now several companies who manufacturer and sell a variation of the Under Vehicle Inspection System. However, we feel that we have a superior product which was designed in conjunction with the United States Government. We also compete with companies that sell standard inspection search mirrors, which are used in searching the underside of vehicles. Although the mirrors are less costly than the UVIS, we believe that the UVIS is more effective in detecting explosives and other contraband. LEA will carry these types of search items on it website in the 2007.

We are in the continuing process of developing a EDW weapon, and as a result, if we sell the EDW directly,we anticipate that we will come into direct competition with Taser International, Inc. ("Taser"). Taser is the leading manufacturer and supplier to law enforcement agencies of less lethal, electrical discharge weapons. While Taser is the leader in the industry and has more capital resources than we presently have, we believe that our new weapon will be able to compete in the market with Taser as we believe our weapon is better designed and has better features. There is no assurance, however, that we will be successful in bringing the EDW weapon to market or that if we do, that we will be able to successfully compete with Taser. Due to the large number of law suits which have been filed with respect to the use of EDW’s, the Company is exploring licensing its EDW and selling its patents so as to limit any future exposure it may have with respect to manufacturing and sell its EDW.

Patents and Trademarks

Other than the patents described above, we do not hold any other patents relating to any of our other products or related technologies. We have trademark protection for the name "LEA , AID, Audio Intelligence Devices and Bloodhound Global Positioning Tracking System(TM)." Law Enforcement Associates will continue to trademark all new product offering.

Governmental Regulation

    We are subject to Commerce Department and State Department licensing requirements with respect to the sale in foreign countries of certain of our products. However, the under vehicle inspection system is not restricted by the U.S. Department of Commerce and may be freely exported to non- embargoed countries. We have sold the UVIS outside of the United States and intend to continue doing so.

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

    We are also regulated by Commerce Department and the U.S. Department of Justice under the Omnibus Crime Control and Safe Streets Act of 1968, as amended (the "Omnibus Act"), as a result of our sale of listening and surveillance devices. The Omnibus Act prohibits the manufacture, possession, sale and advertisement of devices that that would be useful for the purpose of the surreptitious interception of wire, oral or electronic communications. However, the Omnibus Act also provides that it is not illegal for a party to manufacture, sell or advertise a surreptitious listening device if that party is under contract to manufacture and sell such device with the United States, a state or a political subdivision thereof which is authorized to use such device

Environmental Matters

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

Employees

    As of March 27, 2007, we have a total of approximately 35 employees, of which approximately 15 were employed within the sales and marketing area and approximately 20 were employed in the manufacturing area. None of our employees are represented by a labor union. We believe that our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

On February 1, 2002, which lease was amended on August 1, 2005 we entered into a lease with Sirchie Finger Print Laboratories, Inc. ("Sirchie"). We currently lease approximately 16,000 square feet of space for our Youngsville, North Carolina, headquarters at approximately $14,183 per month. The lease is automatically renewable for periods of one-year unless either of the parties provides a written notice of termination no later than 120 days prior to the end of the term or renewal term. If our current lease is terminated or not renewed we believe we will be able to lease similar premises at comparable prices. Sirchie owns approximately 33.1% of our common stock. Mr. Carrington, a majority shareholder, serves as the President, Chief Executive Officer and a director of Sirchie and also owns 69.1% of its outstanding shares of commonstock.

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

2005	$	$
First Quarter	12.70	3.60
Second Quarter	4.55	2.00
Third Quarter	5.15	1.68
Fourth Quarter	3.25	1.51

2006

First Quarter	3.00	1.51
Second Quarter	1.80	0.73
Third Quarter	1.60	0.80
Fourth Quarter	1.34	0.80

The per share closing sales price of the common stock as reported by the American Stock Exchange on March 26, 2007, (the date of the last reported sale) was $0.77.

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

Results of Operations - Year Ended December 31, 2006 Compared to Year Ended December 30, 2005

Revenues

Revenues for the year ended December 31, 2006, were $7,546,884 as compared to $8,157,390 for the year ended December 31, 2005, which represents a decrease of $610,506 (7.5%). The reason for the decrease in revenues was due to reduced funding to state and local law enforcement agencies due to the increased Federal funding for the war on terror. Despite this, in 2006, we received an additional order from the Federal Government for Equipment and training in the approximate amount of $638,000. While we received this order in 2006, and the equipment in the order was completed it was not recorded in our 2006 revenues because we were waiting for government scheduling of that training. That scheduling has now occurred and will be recorded in our first quarter revenues of 2007. Thus we believe our decrease in revenues was more attributable to the timing issues and we believe our 2007 sales will reflect an increase over our 2006 sales due to our increase sales and marketing plans.

Costs of Goods Sold

Cost of Goods Sold decreased by $229,602 (4.4%) to $4,937,931 for 2006 as compared to $5,167,533 for 2005. As a percentage of net sales, cost of goods sold increased by 2.1% to 65.4% of net sales in 2006 compared to 63.4% of net sales in 2005.

Gross Margin

    Gross margins for the year ended December 31, 2006 decreased $380,904, or 12.7%, as compared to 2005. As a percentage of net sales, gross margin declined to 34.6% in 2006 from 36.7% in 2005. The decline in margin percentage was mainly attributable to increased purchase costs from our vendors.

Operating Expenses

For the year ended December 31, 2006, Operating Expenses, including services and compensation paid for with stock ($73,400) and research and development ($83,694) were $2,614,317 as compared to $3,381,440 in 2005, a decrease of $767,123(22.7%) . The decrease is mainly attributable to the decrease of $424,190 paid for services and compensation paid with stock and research and development. All other operating expenses exclusive of the above stock compensation and research and development totaled $2,457,223, a decrease of $342.933 or 12.2% less than the $2,800,156 incurred in 2005. Based on net revenue percentages these other operating expenses were 32.6% of net sales in 2006 compared to 34.3% of net sales in 2005. We attribute this to the elimination of our outside sales representatives which changed the compensation to our sales representative to a base salary as opposed to commissions. We believe that the continued implementation of this plan will continue to reduce the commissions paid by us and increase our sales in 2007.

Net Loss

     Our net loss for the year ended December 31, 2006 was $3,047 as compared to a net loss of $281,608 for the year ended December 31, 2005, which represented a decrease in our loss of $278,559. Our net loss per weighted average share was $.00 for the year ended 2006, as compared to a net loss of $.01 per weighted average share for 2005. In 2007 we are continuing in our policy to reduce selling expenses with our new sales staff and commission structure and also will focus on any possible reductions in fixed and variable costs in both cost of goods sold and operating expenses. With these policies in effect for an entire year, we anticipate, but cannot guarantee, that we will have an overall profit for the year.

Liquidity and Capital Resources

At December 31, 2006, we had working capital of $2,372,858 as compared with $2,232,622 at December 31, 2005, an increase of $140,236.

At the end of 2006 we had a cash balance of $452,124. We have a line of credit with Wachovia Bank in the amount of $750,000. We have no encumbrance on that line.

During fiscal 2006, we paid down and eliminated our long term debt. As such, we can now have additional funds available for our capital needs and operations. We believe we will be able to finance our operations and any capital expenditures we incur in 2007 with our cash on hand and cash flow.

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

Research and Development

In fiscal 2066, we spent $83,694 on research and development. The majority of these funds were spent on continued research and development of our Lethal, Electrical Discharge Weapons (“EDW”). We expect to continue to expend funds on the research and development on our EDW. We do not have any other current plans to commence research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

FUTURE EVENTS

The Company believes that it will experience revenue growth in 2007. We will continue to market our current diverse product line and are also in the process of developing additional products which we intend to introduce in the market place in 2007. A major concern for the Company is which direction we will take with respect to our EDW. Our prototype is ready and we can commence manufacturing and marketing the EDW in the second quarter of 2007. We have been restrained from taking this action due to the overwhelming volume of litigation over the use of EDW’s which has sprung up over the last two years. As a result of this litigation, we are studying other alternatives on how best to proceed with this. In addition to direct manufacturing and selling our EDW, we are exploring the possibility of licensing the product and also the possibility of selling our patents. As of this date, no decision has been made on which direction the Company will take with respect to its EDW.

In 2006, we entered entered into a licensing agreement with Smith & Wesson which trades on NASDAQ under the symbol SWHC. To date, we believe the program with S&W has been a success and we are looking to expand that relationship in 2007.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is set forth at the end of this report.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

    None.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with participation of the Company's management, including its principal Executive Officer and principal former Financial Officer, the Company in 2006 conducted an evaluation that the effectiveness of its disclosures in controls and procedures as defined in 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 as Amended as of the end of the period covered by this report. Based on this evaluation and implementing the procedures and controls the Company's principal Executive Officer and former Principal Financial Officer, concluded as of the evaluation date that the Company's disclosure controls and procedures were not effective for the entire period covered by certain reports in 2005. After the quarter ending December 31, 2005, there were improvements in the Company's internal control of financial reporting that had a material effect on the Company's internal control over finance reporting.

Evaluation of disclosure controls and procedures

    After the quarter ended December 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and former Principal Financial Officer. Based upon the evaluation noted above, we have now concluded that our current disclosure controls and current procedures are effective As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of Paul Feldman, our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including Paul Feldman, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our internal controls are evaluated on an ongoing basis by personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 8A

    None.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and key employees and their ages and positions with us as of December 31, 2006, are as follows:

Name	Age	Position

Paul Feldman	50	Director, President, CEO, CFO

Anthony Rand	67	Director

Martin Perry	46	Director

General James Lindsay	74	Director

Joseph Jordan	59	Director

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

John H. Carrington resigned as a director of the Company as of April 14, 2005 but, still remains the Company's majority shareholder. Mr. Carrington is the President, Chief Executive Officer, director and 69.1% shareholder of Sirchie Finger Print Laboratories, Inc., which owns approximately 41.8% of our company. Senator Carrington has served as a member of the North Carolina State Senate from 1995 to 2005. Mr. Carrington earned a degree in forensic sciences from the American Institute of Applied Sciences in 1960 as well as a mechanical engineering degree from Pennsylvania Military College (Widener College) in 1962. Mr. Carrington also served in the U.S. Army, 3rd Airborne Training School, 1st Special Troops Brigade from 1953 to 1955. Mr. Carrington is a member of the International Association of Police Chiefs, the International Association of Identification and the International Narcotics Officers Association. In December 2005, Mr. Carrington plead guilty to a violation of Title 50, United States Code, Sections 1702 and 1705(b). He had been charged with exporting crime control equipment to the People's Republic of China without required authorization from the Secretary of Commerce between September 2000 and March 20oky04. Mr. Carrington was ordered to pay a $850,000 fine and he also gave up his exporting privileges for five years. It must be noted, however, that the items exported are now permitted to be exported to China without any prior authorization. Since his resignation from the Board of Directors, Mr. Carrington had not been active in the management of the Company.

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

Audit Committee

The Board of Directors has an Audit Committee, which is comprised of Anthony Rand and Joseph Jordan The board of directors has examined the composition of the Audit Committee in light of the listing standards of the American Stock Exchange and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the Board of Directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Mr. Jordan qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the Securities and Exchange Commission

Compensation Committee

On January 24, 2006, the Company established a Compensation committee. Currently, Mr. Perry and General Lindsay are members of that committee.

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

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by us with respect to the year ended December 31, 2006 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the year ended December 31, 2006 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other $	Restricted Stock Award $	Securities Underlying Options/SAR's $	LTIP Pay Outs $	All Other $

Paul Feldman	2006	$136,684	$-0-	$2,000	$-0-	$-0-	$-0-	$-0-
President	2005	$134,940	$-0-	$-0-	$172,500	$-0-	$-0-	$-0-
	2004	$127,794	$-0-	$-0-	$400,000	$-0-	$-0-	$-0-

Employment and Other Agreements

We have not entered into any employment agreements with any of our named executive officers and directors nor is there any compensatory plan or arrangement with any named executive officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 15, 2007, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage ofBeneficial Ownership

John H. Carrington (2)*	14,448,368	57.443%

Paul Feldman (1) (3)*	491,146	1.953%

Anthony Rand (1)*	125,334	0.498%

Martin L. Perry (1)*	111,000	0.441%

James J. Lindsay (1)	52,975	0.211%

Joseph Jordan (1)	1,000	0.004%

All Directors & Executive Officers	781,455	3.107%
as a Group (5 persons)

* c/o Law Enforcement Associates Corporation, 100 Hunter Place, Youngsville, North Carolina 27596

(1)  Director of our company.

(2)  Includes 8,333,333 shares owned by Sirchie Finger Print Laboratories, Inc.  ("Sirchie") a company controlled by Mr. Carrington who serves as the President, yupChief Executive Officer and a director and who also owns 69.1% of its outstanding shares of common stock.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We entered into no related transactions within the last two fiscal years.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

(a) The Exhibits required by Item 601 of Regulation S-B are as follows:

2.1	Agreement for the Exchange of Common Stock by and between Academy Resources, Inc., Sirchie Finger Print Laboratories, Inc. and Law Enforcement Associates, Inc.(1)

2.2	Agreement by and among Academy Resources, Inc. and Myofis Internet, Inc.(1)

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to the Certificate of Incorporation(1)

3.3	By-laws(1)

10.1	Real Estate Lease entered between Sirchie Finger Print Laboratories, Inc. and Law Enforcement Associates Corp. dated February 1, 2002.(2)

21.1	List of Subsidiaries of the Registrant(1)

31.1	Certification of the Principal Executive Officer of Law Enforcement Associates Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer of Law Enforcement Associates Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer of Law Enforcement Associates Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer of Law Enforcement Associates Corporation Pursuant to Section 906 of the Sarbanes-Oxley Actof 2002.

99.1	Code of Ethics and Business Conduct of Officers, Directors and Employees of Law Enforcement Associates Corporation (3)

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

    Audit Related Fees. For the years ended December 31, 2006 and 2005, the Company incurred fees to auditors of $0 and $0 for audit related fees, respectively.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION

Date: March 30, 2007	By:	/s/ Paul Feldman
Paul Feldman
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Paul Feldman Paul Feldman	President, Director and Principal Executive Officer Chief Financial Officer	March 30, 2007

/s/Martin L. Perry Martin Perry	Director	March 30, 2007

/s/ James Lindsey James Lindsey	Director	March 30, 2007

/s/ Anthony Rand Anthony Rand	Director	March 30, 2007

/s/ Joseph Jordan Joseph Jordan	Director	March 30, 2007

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 226
Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Law Enforcement Associates Corporation

We have audited the accompanying consolidated balance sheets of Law Enforcement Associates Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements present fairly in all material respects, the financial position of Law Enforcement Associates Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Baum & Company, PA

Coral Springs, Florida
March 23 , 2007

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
December 31, 2006 and December 31, 2005

	2006	2005
Assets
Current assets:
Cash	$452,124	$778,156
Trade accounts receivable (net of allowance for doubtful
accounts of $20,000 and $21,509 at December 31, 2006
and 2005, respectively)	984,996	651,846
Inventories	1,241,558	1,092,457
Refundable income taxes	62,264	216,820
Prepaid insurance	20,505	13,505
Deferred tax asset-current	242,480	213,546

Total current assets	3,003,927	2,966,330

Property and equipment, net	309,185	257,539

Other assets:
Intangibles, net	2,520,753	2,675,860
Deferred tax asset less current portion	193,747	195,552
Deferred charges	413	5,528
Total other assets	2,714,913	2,876,940

Total assets	$6,028,025	$6,100,809

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$40,000	$120,000
Trade accounts payable	377,553	384,034
Accrued expenses:
Compensation and payroll taxes	104,344	151,056
Profit sharing plan	36,185	34,777
Warranty provision	25,000	40,000
Professional fees	12,024	-
Customer deposits	36,089	3,840
Total current liabilities	631,195	733,707

Long-term debt, excluding current maturities	-	40,000

Total liabilities	631,195	773,707

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,252,433 issued and outstanding at December 31, 2006,
25,152,433 issued and outstanding at December 31, 2005	25,252	25,152
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	-
Paid in capital in excess of par	5,314,112	5,240,812
Retained earnings	58,091	61,138
Total stockholders' equity	5,396,830	5,327,102

Total liabilities and stockholders' equity	$6,028,025	$6,100,809

The accompanying notes are an integral part of the financial statements.

	2006	2005

Net sales	$7,546,884	$8,157,390

Cost of sales	4,937,931	5,167,533

Gross profit	2,608,953	2,989,857

Research and development	83,694	182,224
Operating expenses	2,530,623	3,199,216

Total operating expenses	2,614,317	3,381,440

Net loss before other income (expense) and benefit provided by
income taxes	(5,364)	(391,583)

Other income (expense):
Gain (loss) on disposal of property and equipment	-	(4,257)
Interest income	7,917	-
Interest (expense)	(8,042)	(15,014)
Other income (expense), net	1,203	(5,044)

Total other income (expense)	1,078	(24,315)

Net loss before benefit provided by income taxes	(4,286)	(415,898)

Benefit provided by income taxes	(1,239)	(134,290)

Net loss	$(3,047)	$(281,608)

Net loss per weighted average share, basic	$(0.00)	$(0.01)

Weighted average number of shares	25,199,556	25,127,037

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Stockholders' Equity

				Paid in Capital		Total
	Number of	Common	Treasury	in Excess	Retained	Stockholders'
	Shares	Stock	Stock	of Par	Earnings	Equity
December 31, 2004	22,625,433	$22,625	$-	$2,120,866	$342,746	$2,486,237

Common stock issued for services	117,000	117		398,944		399,061

Common stock issued for patents	10,000	10		26,623		26,633

Common stock reclassified from	2,400,000	2,400		2,694,379		2,696,779
redeemable common stock

Net loss - year ended Dec. 31 2005	-	-	-	-	(281,608)	(281,608)
December 31, 2005	25,152,433	25,152	-	5,240,812	61,138	5,327,102

Common stock issued for services	100,000	100	-	73,300	-	73,400

Common stock purchased	-	-	(625)	-	-	(625)

Net loss - year ended Dec. 31 2006	-	-	-	-	(3,047)	(3,047)

December 31, 2006	25,252,433	$25,252	$(625)	$5,314,112	$58,091	$5,396,830

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss	$(3,047)	$(281,608)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	224,071	230,511
Change in allowance for doubtful accounts	(1,509)	-
Loss on disposal of property and equipment	-	23,284
Deferred taxes	(27,129)	(54,594)
Common stock issued for services	73,400	399,060
(Increase) decrease in assets:
Trade accounts receivable	(331,641)	432,546
Inventories	(149,101)	(249,693)
Refundable income taxes	154,556	62,570
Prepaid insurance and other assets	(7,000)	(7,295)
Increase (decrease) in liabilities:
Trade accounts payable	(6,481)	45,961
Accrued expenses	(48,280)	(8,045)
Customer deposits	32,249	(91,808)
Net cash (used in) provided by operating activities	(89,912)	500,889
Cash flows from investing activities:
Payments for deferred charges	5,115	10,706
Expenditures for patents	(9,743)	(43,703)
Capital expenditures	(110,867)	(5,852)
Net cash used in investing activities	(115,495)	(38,849)
Cash flows financing activities:
Borrowings under line of credit	250,000	-
Repayments on line of credit	(250,000)	-
Payments on long-term debt	(120,000)	(120,000)
Payments on capital leases	-	(2,251)
Common stock purchased by Company	(625)	-
Net cash used in financing activities	(120,625)	(122,251)
Net increase (decrease) in cash	(326,032)	339,789
Cash at beginning of the year	778,156	438,367
Cash at end of the year	$452,124	$778,156

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$8,042	$15,014
Cash (refunded) for income taxes	$(133,217)	$(116,928)
Patents purchased with issuance of common stock	$-	$26,633

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1.  SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Law Enforcement Associates Corporation (originally Academy Resources, Inc.) was formed on December 3, 2001 when the Company acquired all the outstanding stock of Law Enforcement Associates, Inc., a New Jersey company, incorporated in 1972, doing business in North Carolina.

The operations of the Company consist of manufacturing and providing surveillance and intelligence gathering products and vehicle inspection equipment. Products are used by law enforcement agencies, the military, security and correctional organizations.

Principles of Consolidation

The consolidated financial statements include the accounts of Law Enforcement Associates Corporation and its wholly-owned subsidiaries Law Enforcement Associates, Inc. and Law Enforcement Associates Holding Company, Inc. All intercompany transactions have been eliminated in consolidation. The consolidated statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined in SFAS No.131. Therefore, no separate segment disclosures have been included in the accompanying notes to the consolidated financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amount. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. The Company reports trade accounts receivable net of an allowance for doubtful accounts equal to the estimated losses to be incurred. Estimated losses are based on actual collection experience and management’s evaluation of the current status of existing trade receivables.

Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out basis. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. Costs associated with shipping and handling of inventory are included in inventory cost and charged to cost of sales when inventory is shipped.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)

Inventories consist of the following at December 31, 2006 and 2005:

	2006	2005

Raw Materials	494,237	536,197
Work-in-process	219,274	52,957
Finished goods	528,047	503,303
	$1,241,558	$1,092,457

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, title has transferred, the price is fixed and collection is reasonably assured. All of the Company’s sales are final and customers do not have a right to return the product. Most customers are charged shipping fees, which are recorded as a component of net sales. Training revenue is recorded as the service is provided.

Product Warranty

The Company provides a provision for estimated warranty repairs. The accrued warranty provision was $25,000 and $40,000 at December 31, 2006 and 2005, respectively.

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

Net Income Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There are no common stock equivalents for the Company at December 31, 2006. No preferred stock has been issued during the year ended December 31, 2006.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the years ended December 31, 2006 and 2005, advertising costs were $107,400 and $180,648, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statement of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $83,694 and $182,224 for the years ended December 31, 2006 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the 2005 consolidated financial statements in order to conform to the 2006 presentation with no effect on previously reported net loss, retained earnings or stockholders’ equity.
2. PROPERTY AND EQUIPMENT

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

2. PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property and equipment, at December 31, 2006 and 2005:

	Useful Life	2006	2005
Office furniture & equipment	5 to 7 years	$97,447	$55,087
Leasehold improvements	7 years	5,138	5,138
Vehicles	3 to 5 years	84,507	16,000
Machinery & equipment	5 to 7 years	459,032	459,032
		646,124	535,257
Less accumulated depreciation		336,939	277,718
		$309,185	$257,539

Depreciation expense for the years ended December 31, 2006 and 2005 was $59,221 and $65,427, respectively.

3. INCOME TAXES

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities consist of the following at December 31, 2006 and 2005:

Deferred tax assets:	2006	2005
Inventory	$22,431	$23,513
Allowance for doubtful accounts	7,392	8,292
Accrued wages	3,638	42,580
Warranty provision	9,240	15,420
Intangible assets	274,800	311,505
Federal net operating loss of $504,804,
Expiring beginning in 2026	171,654	116,103
State net economic loss of $620,286,
Expiring beginning in 2019	28,248	7,637
	517,403	525,050
Deferred tax (liabilities):
Property and equipment	(45,530)	(93,165)
Trade name (AID)	(35,646)	(22,787)
	(81,176)	(115,952)
Deferred tax asset (liability), net	$436,227	$409,098

Deferred taxes have been classified on the consolidated balance sheet as follows:

	2006	2005
Current assets	$242,480	$213,546

Non-current assets	193,747	195,552
	$436,227	$409,098

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

3. INCOME TAXES (Continued)

At December 31, 2006 the Company had $62,264 in refundable income taxes related to loss carry-backs. At December 31, 2005 the Company had $216,820 in refundable income taxes related to loss carry-backs and 2004 taxable loss per the original tax return. The expense (benefit) of income taxes consists of the following at December 31, 2006 and 2005:

	2006		2005
Current:
Federal	$25,890	$	$(79,696)
State	-		-
	25,890		(79,696)
Deferred	(27,129)		(54,594)
Total	(1,239)		(134,290)

A reconciliation of the statutory federal income tax rate and effective rate is as follows at December 31:

	2006	2005
Statutory federal income tax rate	34%	34%
State income tax - net of federal benefit	4%	4%
Other	(9)%	(6)%
Effective tax rate	29%	32%

4. STOCKHOLDERS’ EQUITY TRANSACTIONS

On July 13, 2006, the Company issued 100,000 shares of restricted common stock to individuals for services valued at $73,400.

On July 28, 2006, the Company repurchased 595 shares of its own stock for $625. These shares are being held by the Company at December 31, 2006.

5. LEASE COMMITMENTS

Facility

The Company leases its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. (Sirchie). Sirchie is affiliated with the Company by common ownership by a major stockholder. The lease runs from January 1 through December 31 and automatically renews annually for a period of one year unless written termination notice is given 120 days before the renewal date. Rent expense incurred under this lease for the years ended December 31, 2006 and 2005 was $170,200 and $164,250, respectively.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

5. LEASE COMMITMENTS (Continued)

Equipment

The Company previously had capitalized lease liabilities which were paid in full in August 2005.

6. CONCENTRATION OF RISK

The Company places its cash in high credit quality financial institutions. During 2006 and 2005 the Company had on deposit funds in excess of the $100,000 Federal Deposit Insurance Corporation (FDIC) insured limits. At December 31, 2006 and 2005, the Company had $421,121 and $777,153, respectively, on deposit in excess of the FDIC insured limits.

At December 31, 2005 trade receivables from three customers represented 24% of total trade receivables. For the years ended December 31, 2006 and 2005, sales to one customer accounted for 16% and14% of total sales, respectively.

7. INTANGIBLE ASSETS

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. The cost of patents-in-process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names and drawings/designs are tested at least annually for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company has determined that no impairment exists on the trade name and drawings/designs based on the undiscounted future cash flows generated by these assets. Intangible assets consist of the following at December 31, 2006 and 2005:

	Estimated Life	2006	2005
Patents	15 years	$1,016,250	$1,016,250
Patents-in-process	15 years	80,079	70,336
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
		2,907,329	2,897,586
Less accumulated amortization		386,576	221,726
Total intangibles, net		$2,520,753	$2,675,860

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

7. INTANGIBLE ASSETS (Continued)

Amortization expense for the years ended December 31, 2006 and 2005 was $164,850 and $165,084, respectively. Estimated future amortization expense is as follows at December 31, 2006:

2007	$$170,089
2008	170,089
2009	170,089
2010	170,089
2011	170,089
Future Years	1,670,308
$2,520,753

8. LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR (5.32% and 4.39% at December 31, 2006 and 2005, respectively) plus 3%. Substantially all the assets of the Company are pledged to secure the line. The line requires maintenance of a minimum net worth of $3.5 million and matures in June 2007. At December 31, 2006 and 2005 there were no outstanding borrowings on the line of credit.

9. NOTE PAYABLE

In September 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 monthly payments of $10,000 and had a deferred interest rate of 5%. The note balance as of December 31, 2006 is $40,000 and is due in 2007.

10. PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. Employer discretionary matches totaled $36,185 and $34,777 for the years ended December 31, 2006 and 2005, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company made no profit sharing contributions for both the years ended December 31, 2006 and 2005.

11. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2006, the Company paid $161,037 to Sirchie for purchases and received $1,879 from Sirchie for sales. At December 31, 2006, the Company had $409 in trade accounts receivable due from Sirchie and $4,120 in accounts payable due to Sirchie. During 2006 the Company entered into an agreement to pay consulting fees to a major stockholder of both Sirchie and the Company. Such fees were $1,000 for the year ended December 31, 2006.

12. ROYALTY COMMITTMENTS

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company is obligated to pay the licensor minimum guaranteed royalties as follows at December 31, 2006:

2007	$22,857
2008	60,952
2009	126,667
2010	50,000
Total	260,476

Royalty expense for the year ended December 31, 2006 was $9,524.

13. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007; however early adoption is permitted. The Company is currently assessing the impact the adoption of SFAS No. 159 will have on its consolidated financial position and results of operations.