Form 10QSB
period 2007-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2007-05-15
CIK 1165921

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007
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

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days:

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report: 25,252,433 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one)
Yes [  ] No [X]

PART I: FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets, March 31, 2007 (unaudited) and December 31, 2006(audited)
Consolidated Statements of Operations and Retained Earnings
Consolidated Statement of Cash Flows for the Three Months ended March 31, 2007 and March 31, 2006
Notes to Consolidated Financial Statements

Item 2 - Management’s discussion and analysis of financial condition and results of operations

Item 3 - Controls and Procedures

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

 This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Law Enforcement Associates Corp. (the “Company”). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Business — Cautionary Information Regarding Forward-Looking Statements” below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	2007	2006
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$620,130	$452,124
Trade accounts receivable (net of allowance for doubtful
accounts of $20,000 at March 31, 2007 and
December 31, 2006)	660,308	984,996
Inventories	1,370,777	1,241,558
Refundable income taxes	52,194	62,264
Prepaid insurance	44,578	20,505
Deferred tax asset-current	223,972	242,480

Total current assets	2,971,959	3,003,927

Property and equipment, net	313,173	309,185

Other assets:
Intangibles, net	2,479,541	2,520,753
Deferred tax asset less current portion	196,164	193,747
Deferred charges	41	413
Total other assets	2,675,746	2,714,913

Total assets	$5,960,878	$6,028,025

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	2007	2006
Liabilities and Stockholders' Equity	(Unaudited)	(Audited)
Current liabilities:
Current maturities of long-term debt	$10,000	$40,000
Trade accounts payable	355,595	377,553
Accrued expenses:
Compensation and payroll taxes	72,727	104,344
Profit sharing plan	17,178	36,185
Warranty provision	24,303	25,000
Professional fees	28,538	12,024
Customer deposits	804	36,089
Total current liabilities	509,145	631,195

Total liabilities	509,145	631,195

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,252,433 issued and outstanding at March 31, 2007
and December 31, 2006	25,252	25,252
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	5,314,112	5,314,112
Retained earnings	112,994	58,091
Total stockholders' equity	5,451,733	5,396,830

Total liabilities and stockholders' equity	$5,960,878	$6,028,025

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations and Retained Earnings
for the three months ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Net sales	$1,765,054	$2,073,906

Cost of sales	989,862	1,200,975

Gross profit	775,192	872,931

Research and development	24,072	1,101
Operating expenses	679,756	612,549

Total operating expenses	703,828	613,650

Net income before other income (expense) and provision for
income taxes	71,364	259,281

Other income (expense):
Interest income (expense), net	(372)	2,484

Total other income (expense)	(372)	2,484

Net income before provision for income taxes	70,992	261,765

Provision for income taxes	16,089	99,293

Net income	54,903	162,472

Retained earnings beginning of period	58,091	61,138

Retained earnings end of period	$112,994	$223,610

Net income per weighted average share, basic	$0.00	$0.01

Weighted average number of shares	25,252,433	25,152,433

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Cash Flows
for the three months ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$54,903	$162,472
Adjustments to reconcile net income to net cash provided
by operations:
Depreciation and amortization	60,494	55,154
Deferred taxes	16,091	99,293
(Increase) decrease in assets:
Trade accounts receivable	324,688	(61,498)
Inventories	(129,219)	(106,287)
Refundable income taxes	10,070	128,576
Prepaid insurance and other assets	(24,073)	(29,295)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(56,765)	(8,833)
Customer deposits	(35,285)	23,330
Net cash provided by operating activities	220,904	262,912
Cash flows from investing activities:
Payments for deferred charges	372	1,814
Expenditures for patents	-	(4,200)
Capital expenditures	(23,270)	-
Net cash used in investing activities	(22,898)	(2,386)
Cash flows financing activities:
Payments on long-term debt	(30,000)	(30,000)
Net cash used in financing activities	(30,000)	(30,000)
Net increase in cash	168,006	230,526
Cash at beginning of the period	452,124	778,156
Cash at end of the period	$620,130	$1,008,682

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$372	$1,814
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006

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

Principles of Consolidation

The consolidated financial statements include the accounts of Law Enforcement Associates Corporation and its wholly owned subsidiaries Law Enforcement Associates, Inc. and Law Enforcement Associates Holding Company, Inc. All intercompany transactions have been eliminated in consolidation. The consolidated statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined in SFAS No.131. Therefore, no separate segment disclosures have been included in the accompanying notes to the consolidated financial statements.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)

Inventories consist of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Raw Materials	$658,010	$494,237
Work-in-process	103,410	219,274
Finished goods	609,357	528,047
	$1,370,777	$$1,241,558

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

Net Income Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There are no common stock equivalents for the Company at March 31, 2007 and December 31, 2006. No preferred stock has been issued during the three months ended March 31, 2007 and March 31, 2006.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranty

The Company provides a provision for estimated warranty repairs. The accrued warranty provision was $24,303 and $25,000 at March 31, 2007 and December 31, 2006, respectively.

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the three months ended March 31, 2007 and 2006, advertising costs were $10,442 and $24,183, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $24,072 and $1,101 for the three months ended March 31, 2007 and 2006, respectively.

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

Reclassification

Certain reclassifications have been made to the 2006 consolidated financial statements in order to conform to the 2007 presentation with no effect on previously reported net income, retained earnings or stockholders’ equity.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006

2. PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property and equipment, at March 31, 2007 and December 31, 2006:

		March 31,	December 31,
	Useful Life	2007	2006
Office furniture & equipment	5 to 7 years	$104,094	$97,447
Leasehold improvements	7 years	5,138	5,138
Vehicles	3 to 5 years	101,129	84,507
Machinery & equipment	5 to 7 years	459,032	459,032
		669,393	646,124
Less accumulated depreciation		356,220	336,939
		$313,173	$309,185

Depreciation expense for the three months ended March 31, 2007 and 2006 was $19,281 and $14,176, respectively.

3. INCOME TAXES

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities consist of the following:

	2007	2006
Deferred tax assets:
Inventory	$22,432	$22,431
Allowance for doubtful accounts	7,392	7,392
Accrued wages	5,300	3,638
Warranty provision	8,983	9,240
Intangible assets	280,300	274,800
Federal net operating loss of $451,088,
Expiring beginning in 2026	153,370	171,654
State net economic loss of $581,783,
Expiring beginning in 2019	26,494	28,248
	504,271	517,403
Deferred tax (liabilities):
Property and equipment	(45,038)	(45,530)
Trade name (AID)	(39,097)	(35,646)
	(84,135)	(81,176)
Deferred tax asset (liability), net	$420,136	$436,227

Deferred taxes have been classified on the consolidated balance sheet as follows:

	March 31, 2007	December 31, 2006
Current assets	$223,972	$242,480
Non-current assets	196,164	193,747
	$420,136	$436,227

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006

3. INCOME TAXES (Continued)

At March 31, 2007 and December 31, 2006 the Company had $52,194 and $62,264, respectively in refundable income taxes related to loss carry-backs. The expense (benefit) of income taxes consists of the following at March 31, 2007 and 2006:

	2007	2006
Current:
Federal	$-	$25,890
State	-	-
-		25,890
Deferred	(16,089)	(27,129)
Total	$(16,089)	$(1,239)

A reconciliation of the statutory federal income tax rate and effective rate is as follows at March 31:

	2007	2006

Statutory federal income tax rate	34%	34%
State income tax - net of federal benefit	3%	4%
Other	(14)%	(9)%
Effective tax rate	23%	29%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”), on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. The Company reviewed its tax positions and determined that no adjustment was needed upon adoption of FIN No. 48.

4. LEASE COMMITMENTS

Facility

The Company leases its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. (Sirchie). Sirchie is affiliated with the Company by common ownership by a major stockholder. The lease runs from January 1 through December 31 and automatically renews annually for a period of one year unless written termination notice is given 120 days before the renewal date. Rent expense incurred under this lease for the three months ended March 31, 2007 and 2006 was $42,850 and $42,550, respectively.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006

5. CONCENTRATION OF RISK

The Company places its cash in high credit quality financial institutions. During 2007 and 2006 the Company had on deposit funds in excess of the $100,000 Federal Deposit Insurance Corporation (FDIC) insured limits. At March 31, 2007 and December 31, 2006, the Company had $587,804 and $421,121, respectively, on deposit in excess of the FDIC insured limits.

For the three months ended March 31, 2007 and 2006, sales to one customer accounted for 36% and 32% of total sales, respectively.

6. INTANGIBLE ASSETS

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. The costs of patents-in-process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names and drawings/designs are tested at least annually for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company has determined that no impairment exists on the trade name and drawings/designs based on the undiscounted future cash flows generated by these assets. Intangible assets consist of the following at March 31, 2007 and December 31, 2006:

		March 31,	December 31,
	Estimated Life	2007	2006
Patents	15 years	$1,016,250$	$1,016,250
Patents-in-process	15 years	80,079	80,079
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
		2,907,329	2,907,329
Less accumulated amortization		427,788	386,576
Total intangibles, net		$2,479,541	$2,520,753

Amortization expense for the three months ended March 31, 2007 and 2006 was $41,213 and $40,979, respectively. Estimated future amortization expense is as follows at March 31, 2007:

Year	Amount
Remainder of 2007	$127,641
2008	170,189
2009	170,189
2010	170,189
2011	170,189
Future Years	1,671,144
$2,479,541

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006

7. LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR (5.32% at March 31, 2007 and December 31, 2006) plus 3%. Substantially all the assets of the Company are pledged to secure the line. The line requires maintenance of a minimum net worth of $3.5 million and matures in June 2007. At March 31, 2007 and December 31, 2006 there were no outstanding borrowings on the line of credit.

8. NOTE PAYABLE

In September 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note requires 34 monthly payments of $10,000 and had a deferred interest rate of 5%. The note balance as of March 31, 2007 is $10,000 and is due in 2007.

9. PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. The Company recognized expense of $17,178 and $7,965 for employer discretionary matches for the three months ended March 31, 2007 and 2006, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company did not accrue a profit sharing contribution for the three months ended March 31, 2007 and 2006.

10. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2007, the Company paid $18,856 to Sirchie for purchases and received $1,634 from Sirchie for sales. At March 31, 2007, the Company had $4,587 in accounts payable due to Sirchie. At December 31, 2006 the Company had $409 in trade accounts receivable due from Sirchie and $4,120 in accounts payable due to Sirchie.

11. ROYALTY COMMITTMENTS

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company be obligated to pay the licensor minimum guaranteed royalties as follows at March 31, 2007:

Year	Amount
Remainder of 2007	$17,143
2008	60,952
2009	126,667
2010	50,000
Total	$254,762

Royalty expense for the three months ended March 31, 2007 was $5,714.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007 and December 31, 2006

12. NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Revenues

Revenues for the three months ended March 31, 2007, were $1,765,054 as compared to $2,073,906 for the three months ended March 31, 2006, which represents a decrease of $308,822 (15%). We believe the decline in revenues from the prior year is primarily due to the timing of shipping our orders. Actual orders increased during the quarter, but were not recognized as income because they did not ship during the first quarter. In fact, the orders received from both the states of New York and California were at their highest levels. This is significant because both states had previously cut back their orders since the inception of the Iraq war. As a result, we anticipate our second quarter earnings to increase over the previous year.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $775,192 as compared to $872,931 for the three months ended March 31, 2006, a decrease of $97,739 (11.2%). We attribute this decrease in gross profit to the reasons set forth above. As a percentage of net sales, our gross margin remained almost the same as it was 43.9% for the quarter as opposed to 42.1% in the same period last year.

Operating Expenses

Operating Expenses, incurred for the three months ended March 31, 2007 were $679,756 as compared to $612,549 for the three months ended March 31, 2006, an increase of 67,207 (11%). This increase was mainly due to several factors. Accounting and legal expenses paid during the quarter increased by approximately $69,000 from the previous year. We also attended more conferences in an effort to better market our products and as such our traveling expenses increased approximately $28,000 from the prior year. As previously reported, we rearranged our sales staff to salaried employees as opposed to commissioned outside sales representatives. This led to an increase in administration and sales salaries of approximately $100,000 with a corresponding decrease of commission paid of approximately $242,000. As a percentage of revenue, total operating expenses were 39.9% compared to 29.6% for the comparative period.

Income and Earnings Per Share

Our net income for the three months ended March 31, 2007 was $54,903 compared to a net income of $162,472 for the three months ended March 31, 2006, a decrease of $107,569. This decrease in revenues is attributable to the factors outlined above. Our net income per weighted average share was $.00 for the three months ended March 31, 2007, as compared to $.01 for the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $2,462,814 as compared with $2,372,732 at December 31, 2006, an increase of $90,082 (3.8%). As of March 31, 2007, we had a cash balance on hand of $620,130 and no long term debt. We continue to have a line of credit with Wachovia Bank in the amount of $750,000 and we had no encumbrance on that line during the quarter. As such, we believe the Company remains financially healthy.

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

Research and Development

In the first quarter of 2007, we spent $24,072 on research and development as compared to $1,101 in the first quarter of 2006. The majority of these funds were spent on the research and development of our EDW.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officers have concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Law Enforcement Associates Corporation

Dated: May 14, 2007	By:	/s/ Paul Feldman
Paul Feldman, President
Principal and Chief Financial Officer