Form 10QSB
period 2007-06-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2007-08-20
CIK 1165921

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2007
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report: 25,382,433 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one)
Yes [  ]  No [X]

PART I:	FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Balance Sheets, June 30, 2007 (unaudited) and December 31, 2006 (audited)

Consolidated Statement of Operations for the Six Months ended June 30, 2007 and June 30, 2006

Consolidated Statement of Operations for the Three Months ended June 30, 2007 and June 30, 2006

Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2007 and the Year ended December 31, 2006

Consolidated Statement of Cash Flows for the Six Months ended June 30, 2007 and June 30, 2006

Notes to Consolidated Financial Statements

Item 2 -	Management’s discussion and analysis of financial condition and results of operations

Item 3 –	Controls and Procedures

PART II:	OTHER INFORMATION

Item 1 –	Legal Proceedings

Item 2 –	Changes in Securities

Item 3 –	Defaults Upon Senior Securities

Item 4 –	Submission of Matters to a Vote of Security Holders

Item 5 –	Other Information

Item 6 –	Exhibits

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash	$542,592	$452,124
Trade accounts receivable (net of allowance for doubtful
accounts of $20,000 at June 30, 2007 and
December 31, 2006)	1,043,101	984,996
Inventories	1,414,595	1,241,558
Refundable income taxes	52,194	62,264
Prepaid expenses	56,734	20,505
Deferred tax asset-current	238,539	242,480
Total current assets	3,347,755	3,003,927

Property and equipment, net	296,810	309,185

Other assets:
Intangibles, net	2,438,328	2,520,753
Deferred tax asset less current portion	188,187	193,747
Deferred charges	-	413
Total other assets	2,626,515	2,714,913

Total assets	$6,271,080	$6,028,025

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$-	$40,000
Trade accounts payable	497,075	377,553
Accrued expenses	203,696	177,553
Customer deposits	49,220	36,089
Total current liabilities	749,991	631,195

Total liabilities	749,991	631,195

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,382,433 and 25,252,433 issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	25,382	25,252
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	5,398,222	5,314,112
Retained earnings	98,110	58,091
Total stockholders' equity	5,521,089	5,396,830

Total liabilities and stockholders' equity	$6,271,080	$6,028,025

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations and Retained Earnings
for the six  months ended June 30, 2007 and 2006

	2007	2006

Net sales	$3,777,036	$3,681,591

Cost of sales	2,298,037	2,185,275

Gross profit	1,478,999	1,496,316

Research and development	40,620	38,201
Operating expenses	1,389,375	1,286,255

Total operating expenses	1,429,995	1,324,456

Net income before other income (expense) and provision for
income taxes	49,004	171,860

Other income (expense):
Interest income (expense), net	334	(976)

Total other income (expense)	334	(976)

Net income before provision for income taxes	49,338	170,884

Provision for income taxes	9,319	69,544

Net income	$40,019	$101,340

Net income per weighted average share, basic	$0.00	$0.00

Weighted average number of shares	25,294,809	25,152,433

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations and Retained Earnings
for the three months ended June 30, 2007 and 2006

	2007	2006

Net sales	$2,011,982	$1,607,685

Cost of sales	1,308,175	984,305

Gross profit	703,807	623,380

Research and development	16,548	37,100
Operating expenses	709,619	673,701

Total operating expenses	726,167	710,801

Net loss before other income (expense) and benefit from
income taxes	(22,360)	(87,421)

Other income (expense):
Interest income (expense), net	706	(3,460)

Total other income (expense)	706	(3,460)

Net loss before benefit from income taxes	(21,654)	(90,881)

Benefit from income taxes	(6,770)	(29,749)

Net loss	$(14,884)	$(61,132)

Net loss per weighted average share, basic	$(0.00)	$(0.00)

Weighted average number of shares	25,336,719	25,152,433

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Stockholders’ Equity
for the Six Months ended June 30, 2007 and the Year ended December 31, 2006

	Number of	Common	Treasury
	Shares	Stock	Stock

December 31, 2005	25,152,433	$25,152	$-

Common stock issued for services	100,000	100	-

Common stock purchased	-	-	(625)

Net loss	-	-	-

December 31, 2006	25,252,433	25,252	(625)

Common stock issued for services	130,000	130	-

Net income	-	-	-

June 30, 2007	25,382,433	$25,382	$(625)

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Stockholders’ Equity
for the Six Months ended June 30, 2007 and the Year ended December 31, 2006

	Paid in Capital		Total
	in Excess	Retained	Stockholders'
	of Par	Earnings	Equity

December 31, 2005	5,240,812	$61,138	$5,327,102

Common stock issued for services	73,300	-	73,400

Common stock purchased	-	-	(625)

Net loss	-	(3,047)	(3,047)

December 31, 2006	5,314,112	58,091	5,396,830

Common stock issued for services	84,110	-	84,240

Net income	-	40,019	40,019

June 30, 2007	5,398,222	$98,110	$5,521,089

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Cash Flows
for the six  months ended June 30, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net income	$40,019	$101,340
Adjustments to reconcile net income to net cash provided
by operations:
Depreciation and amortization	121,599	109,517
Deferred taxes	9,501	43,656
Common stock issued for services	84,240	-
(Increase) decrease in assets:
Trade accounts receivable	(58,105)	(92,636)
Inventories	(173,037)	(121,245)
Refundable income taxes	10,070	154,556
Prepaid expenses	(36,229)	7,732
Increase (decrease) in liabilities:
Accounts payable	119,522	18,749
Accrued expenses	26,143	(102,336)
Customer deposits	13,131	14,771
Net cash provided by operating activities	156,854	134,104

Cash flows from investing activities:
Payments for deferred charges	413	3,273
Expenditures for patents	-	(4,200)
Capital expenditures	(26,799)	-
Net cash used in investing activities	(26,386)	(927)

Cash flows financing activities:
Payments on long-term debt	(40,000)	(60,000)
Net cash used in financing activities	(40,000)	(60,000)

Net increase in cash	90,468	73,177

Cash at beginning of the period	452,124	778,156
Cash at end of the period	$542,592	$851,333

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$702	$5,274
Cash paid for income taxes	$-	$4,550

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

1.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)

Inventories consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Raw materials	$651,297	$494,237
Work-in-process	117,011	219,274
Finished goods	646,287	528,047
	$1,414,595	$1,241,558

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

Net Income Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There are no common stock equivalents for the Company at June 30, 2007 and December 31, 2006. No preferred stock has been issued during the three months ended June 30, 2007 and 2006.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranty

The Company provides a provision for estimated warranty repairs. The accrued warranty provision was $25,000 at June 30, 2007 and December 31, 2006.

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the six months ended June 30, 2007 and 2006, advertising costs were $30,280 and $46,119, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $40,620 and $38,201 for the six months ended June 30, 2007 and 2006, respectively.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB  of Law Enforcement Associates Corporation as filed with the Securities and Exchange Commission . The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

2.	PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property and equipment, at June 30, 2007 and December 31, 2006:

	Useful Life	June 30, 2007	December 31, 2006
Office furniture & equipment	5 to 7 years	$107,624	$97,447
Leasehold improvements	7 years	5,138	5,138
Vehicles	3 to 5 years	101,129	84,507
Machinery & equipment	5 to 7 years	459,032	459,032
		672,923	646,124
Less accumulated depreciation		376,113	336,939
		$296,810	$309,185

Depreciation expense for the six months ended June 30, 2007 and 2006 was $39,174 and $27,092, respectively.

3.	INCOME TAXES

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities consist of the following:

Deferred tax assets:	2007	2006
Inventory	$22,432	$22,431
Allowance for doubtful accounts	7,392	7,392
Accrued wages	2,874	3,638
Warranty provision	9,241	9,240
Intangible assets	275,258	274,800
Federal net operating loss of $495,996,
Expiring beginning in 2026	168,639	171,654
State net economic loss of $613,964,
Expiring beginning in 2019	27,960	28,248
	513,796	517,403
Deferred tax (liabilities):
Property and equipment	(44,523)	(45,530)
Trade name (AID)	(42,547)	(35,646)
	(87,070)	(81,176)
Deferred tax asset (liability), net	$426,726	$436,227

Deferred taxes have been classified on the consolidated balance sheet as follows:

	June 30, 2007	December 31, 2006

Current assets	$238,539	$242,480
Non-current assets	188,187	193,747
	$426,726	$436,227

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

3.	INCOME TAXES (Continued)

At June 30, 2007 and December 31, 2006 the Company had $52,194 and $62,264, respectively in refundable income taxes related to loss carry-backs. The expense (benefit) of income taxes consists of the following at June 30, 2007 and 2006:

Current:	2007	2006
Federal	$-	$22,781
State	-	3,107
	-	25,888
Deferred	(9,319)	43,656
Total	$(9,319)	$69,544

A reconciliation of the statutory federal income tax rate and effective rate is as follows at June 30:

	2007	2006
Statutory federal income tax rate	34%	34%
State income tax – net of federal benefit	3%	5%
Other	(18)%	2%
Effective tax rate	19%	41%

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

4.	CAPTIAL TRANSACTION

On May 3, 2007, the Company issued 130,000 shares of restricted common stock valued at $ 84,240  to an entity for services.

5.	LEASE COMMITMENTS

Facility

The Company leases its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. (“Sirchie”). Sirchie is affiliated with the Company by common ownership by a major stockholder. The lease runs from January 1 through December 31 and automatically renews annually for a period of one year unless written termination notice is given 120 days before the renewal date. Rent expense incurred under this lease for the six months ended June 30, 2007 and 2006 was $86,300 and $85,100, respectively.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

6.	CONCENTRATION OF RISK

The Company places its cash in high credit quality financial institutions. During 2007 and 2006 the Company had on deposit funds in excess of the $100,000 Federal Deposit Insurance Corporation (FDIC) insured limits. At June 30, 2007 and December 31, 2006, the Company had $509,279 and $421,121, respectively, on deposit in excess of the FDIC insured limits.

For the six months ended June 30, 2007 and 2006, sales to one customer accounted for 17% and 18% of total sales, respectively.

7.	INTANGIBLE ASSETS

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. The costs of patents-in-process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names and drawings/designs are tested at least annually for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company has determined that no impairment exists on the trade name and drawings/designs based on the undiscounted future cash flows generated by these assets. Intangible assets consist of the following at June 30, 2007 and December 31, 2006:

	Estimated Life	June 30, 2007	December 31, 2006
Patents	15 years	$1,016,250	$1,016,250
Patents-in-process	15 years	80,079	80,079
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
		2,907,329	2,907,329
Less accumulated amortization		469,001	386,576
Total intangibles, net		$2,438,328	$2,520,753

Amortization expense was $82,425 for the six months ended June 30, 2007 and 2006. Estimated future amortization expense is as follows at June 30, 2007:

Year	Amount
Remainder of 2007	$82,425
2008	170,189
2009	170,189
2010	170,189
2011	170,189
Future Years	1,675,147
$2,438,328

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

8.	LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR (5.32% at June 30, 2007 and 5.36% at December 31, 2006) plus 3%. Substantially all the assets of the Company are pledged to secure the line. The line requires maintenance of a minimum net worth of $3.5 million and matures in June 2008. At June 30, 2007 and December 31, 2006 there were no outstanding borrowings on the line of credit.

9.	PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. The Company recognized expense of $29,196 and $7,965 for employer discretionary matches for the six months ended June 30, 2007 and 2006, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company did not accrue a profit sharing contribution for the six months ended June 30, 2007 and 2006.

10.	RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2007, the Company paid $87,176 to Sirchie for purchases and received $1,634 from Sirchie for sales. At June 30, 2007, the Company had $4,151 in accounts payable due to Sirchie. At December 31, 2006 the Company had $409 in trade accounts receivable due from Sirchie and $4,120 in accounts payable due to Sirchie.

In April 2007 the Company entered into an agreement to pay consulting fees to a major stockholder of both Sirchie and the Company. Such fees were $5,000 and are for services for the period May 1, 2007 through April 30, 2008.

11.       ROYALTY COMMITMENTS

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company be obligated to pay the licensor minimum guaranteed royalties as follows at June 30, 2007:

Remainder of 2007	$11,429
2008	60,952
2009	126,667
2010	50,000
Total	$249,048

Royalty expense for the six months ended June 30, 2007 was $11,429.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

12.       CONSULTING AGREEMENT

On May 3, 2007, the Company entered into an agreement with an entity to act as the placement agent and financial advisor to the Company. This entity will identify prospective purchasers of debt and/or equity securities to be issued by the Company and prospective companies to be purchased or acquired by the Company either by debt and/or equity securities or by assets acquired by the Company. Pursuant to the terms of the agreement, the entity will be compensated for successful security placements and services rendered in connection with acquisitions by the Company upon the closing of each sale of securities by the Company. This entity shall act as the Company’s exclusive placement agent and exclusive financial advisor for a period of 120 days beginning on the effective date of the agreement. Thereafter, the entity shall act as the Company’s non-exclusive placement agent and non-exclusive financial advisor until terminated by either party upon 10 days notice to the other party.

Upon execution of this agreement the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts (see Note 4). Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement is terminated. For the six months ended June 30, 2007, the Company paid $10,000 in consulting fees.

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

 ITEM 2.  RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Revenues

Revenues for the three months ended June 30, 2007, were $2,011,982 as compared to $1,607,685 for the three months ended June 30, 2006, which represents an increase of $404,297 (25.1%). This is a direct reflection of having our new sales force in place as well as the introduction of several new products such as the FLIR products, RAPTOR on the body recorders and the newly released Birddog GPS tracking systems, which we have sold over 80 units.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $703,807 as compared to $623,380 for the three months ended June 30, 2006, an increase of $80,427 (12.9%). As a percentage of net sales, gross profit decreased to 35% for the second quarter from 39% in the same period last year. As noted above, this increase is mainly attributable to the results of our new sale force and sale of new products

Operating Expenses

Operating expenses, incurred for the three months ended June 30, 2007 were $709,619 as compared to $673,701 for the three months ended June 30, 2006. This increase of $35,918(5.3%) is due to our issuance of 130,000 shares of our common stock to an independent third party which we expensed $84,240 during the quarter. We believe this to be a one time expense. Therefore, our expenses from operations without taking into account the issuance of the stock decreased from the same quarter last year by $48,322 (7.2%). This decrease is attributable to our continuing efforts to maximize our internal sales force. As a percentage of revenue, operating expenses were 35.3% compared to 41.9% for the comparative second quarter in 2006.

Income and Earnings Per Share

Our operating loss before other income/expense and provision for income taxes for the three months ended June 30, 2007 was $22,360 as compared to a loss of $87,421 for the three months ended June 30, 2006, a positive difference of $65,061.  But for the issuance of the stock referenced above, we would have reflected net income before taxes of $62,586. This turnaround from last year is largely attributable to the increased sales volume in second quarter 2007 over second quarter 2006.

Our net loss for the three months ended June 30, 2007 was $14,884 compared to a net loss of $61,632 for the three months ended June 30, 2006, a positive difference of $46,748.  Our net loss per weighted average share was $.00 for the three months ended June 30, 2007, as compared to a $.00 net loss per weighted average share for the three months ended June 30, 2006.  Again, but for the issuance of our stock for services as referenced above, we would have reflected net income of $69,356.

Six Months Ended June 30, 2007Compared to Six Months Ended June 30, 2006.

Revenues

Revenues for the six months ended June 30, 2007, were $3,777,036 as compared to $3,681,591 for the six months ended June 30, 2006, which represents an increase of $95,445 (2.6%).  As noted above, this increase is mainly attributable to our new sales force in place as well as the introduction of several new products such as the FLIR products, RAPTOR on the new on the body recorders and the newly released Birddog tracking  systems, which we have sold over 80 units.

Gross Profit

Gross profit for the six months ended June 30, 2007 was $1,478,999 as compared to $1,496,311 for the six months ended June 30, 2006, a decrease of $17,312 (1.2%). As a percentage of net sales, gross profit decreased to 39.2% for the first six months from 40.6% in the same period last year.

Operating Expenses

Operating expenses, incurred for the six months ended June 30, 2007 were $1,389,375 as compared to $1,286,255 for the six months ended June 30, 2006. This increase of $103,120 (8.0%) is mainly due to the issuance of the shares referenced above, As a percentage of revenue, operating expenses were 36.8% compared to 34.9% for the comparative six-month period in 2006.

Income and Earnings Per Share

Our operating income before other income/expense and provision for income taxes for the six months ended June 30, 2007 was $49,004 as compared to $171,855 for the six months ended June 30, 2006, a decrease of $122,851 (71.5%)  A large part of this decrease is attributable to issuance of the stock referenced above.

Our net income for the six months ended June 30, 2007 was $40,019 compared to a net income of $101,335 for the six months ended June 30, 2006, a decrease of $61,316 (60.5%). Again, a large part of this decrease is attributable to issuance of the stock referenced above. Our net income per weighted average share was $0.00 for the six months ended June 30, 2007, as compared to a $0.00 net income per weighted average share for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $2,597,764 as compared with $2,372,732 at December 31, 2006, an increase of $225,032 (9.5%). We sustain our operations and capital requirements with the funds received from the sale of our products

As of June 30, 2007 we had a cash balance of $542,592 as compared to a balance of $452,124 at December 31, 2006. Operating activities during the first half of 2007 generated $156,854 in net cash as compared to an increase of $134,103 during the first half of 2006.

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

Research and Development

In the first half of 2007, we spent $40,620 on research and development as compared to $38,201 in the first half of 2006.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2007.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

In July 2007, Barbara Wortley made a demand on us to repurchase her common stock which was issued to her pursuant to the Asset Purchase Agreement between her and the Company dated June 3, 2004. The Company, however, believes that her right to make this demand has expired. In addition, our attorneys received a copy of a lawsuit filed in Broward County, Florida  Circuit Court which has been filed by the Wortleys and their related companies seeking damages against us for various services they allege to have performed in reference to the sale of assets to the Company by Mrs. Wortley and Audio Intelligence Devices, Inc.  As of the date of this filing, the Company has not been served with this complaint. If it is served upon us, the Company intends to defend the suit vigorously as it believes it is without merit. In any event, Mr. Joseph Wortley and our president, Mr.  Feldman, intend to meet in September to discuss and reach a resolution of these issues.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2007, we issued 130,000 shares of our restricted common stock pursuant to a Placement Agency and Financial Advisor Agreement with Stonegate Securities, Inc. The shares were issued in exchange for services rendered to us valued at $82,240. The issuance of the shares qualified as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

We are continuing our stun gun program. We have completed proto types and are still exploring whether to launch production on our own or license our stun gun to a third party for manufacturing. The Company intends to obtain a valuation of its less lethal weapons patents.

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

Law Enforcement Associates Corporation

Date: August 20, 2007	By:	/s/ Paul Feldman
Paul Feldman
President