Form 10QSB
period 2007-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2007-11-15
CIK 1165921

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended September 30, 2007
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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash	$461,098	$452,124
Trade accounts receivable (net of allowance for doubtful
accounts of $20,000 at September 30, 2007 and
December 31, 2006)	637,902	984,996
Inventories	1,501,817	1,241,558
Refundable income taxes	-	62,264
Prepaid expenses	47,605	20,505
Deferred tax asset-current	402,338	242,480
Total current assets	3,050,760	3,003,927

Property and equipment, net	276,917	309,185

Other assets:
Intangibles, net	2,397,350	2,520,753
Deferred tax asset less current portion	193,381	193,747
Deferred charges	-	413
Total other assets	2,590,731	2,714,913

Total assets	$5,918,408	$6,028,025

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$-	$40,000
Trade accounts payable	229,711	377,553
Accrued expenses	383,230	177,553
Customer deposits	50,606	36,089
Total current liabilities	663,547	631,195

Total liabilities	663,547	631,195

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,382,433 and 25,252,433 issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	25,382	25,252
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	5,398,222	5,314,112
Retained earnings	(168,118)	58,091
Total stockholders' equity	5,254,861	5,396,830

Total liabilities and stockholders' equity	$5,918,408	$6,028,025

The accompanying notes are an integral part of the financial statements.

 ,

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations
for the Nine Months ended September 30, 2007 and 2006
(unaudited)

	2007	2006

Net sales	$5,091,554	$5,579,012

Cost of sales	3,216,104	3,426,844

Gross profit	1,875,450	2,152,168

Research and development	72,716	55,601
Operating expenses	2,194,807	1,824,868

Total operating expenses	2,267,523	1,880,469

Net income (loss) before other income (expense) and provision (benefit) for
income taxes	(392,073)	271,699

Other income (expense):
Interest income (expense), net	6,372	(2,078)

Total other income (expense)	6,372	(2,078)

Net income (loss) before provision for income taxes	(385,701)	269,621

Provision (benefit) for income taxes	(159,492)	66,126

Net income (loss)	$(226,209)	$203,495

Net income (loss) per weighted average share, basic	$(0.01)	$0.01

Weighted average number of shares	25,324,338	25,163,342

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations
for the Three Months ended September 30, 2007 and 2006
(unaudited)

	2007	2006

Net sales	$1,314,518	$1,897,421

Cost of sales	918,067	1,104,284

Gross profit	396,451	793,137

Research and development	32,096	17,400
Operating expenses	805,432	675,898

Total operating expenses	837,528	693,298

Net income (loss) before other income (expense) and benefit from
income taxes	(441,077)	99,839

Other income (expense):
Interest income (expense), net	6,038	(1,102)

Total other income (expense)	6,038	(1,102)

Net income (loss) before benefit from income taxes	(435,039)	98,737

Benefit from income taxes	(168,811)	(3,418)

Net income (loss)	$(266,228)	$102,155

Net income (loss) per weighted average share, basic	$(0.01)	$0.00

Weighted average number of shares	25,382,433	25,252,433

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Stockholders’ Equity
for the Nine Months ended September 30, 2007 and the Year ended December 31, 2006

	Number of	Common	Treasury
	Shares	Stock	Stock

December 31, 2005	25,152,433	$25,152	$-

Common stock issued for services	100,000	100	-

Common stock purchased	-	-	(625)

Net loss	-	-	-

December 31, 2006	25,252,433	25,252	(625)

Common stock issued for services	130,000	130	-

Net income	-	-	-

September 30, 2007	25,382,433	$25,382	$(625)

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Stockholders’ Equity
for the Nine Months ended September 30, 2007 and the Year ended December 31, 2006

	Paid in Capital		Total
	in Excess	Retained	Stockholders'
	of Par	Earnings	Equity

December 31, 2005	$5,240,812	$61,138	$5,327,102

Common stock issued for services	73,300	-	73,400

Common stock purchased	-	-	(625)

Net loss	-	(3,047)	(3,047)

December 31, 2006	5,314,112	58,091	5,396,830

Common stock issued for services	84,110	-	84,240

Net income	-	(226,209)	(226,209)

September 30, 2007	$5,398,222	$(168,118)	$5,254,861

The accompanying notes are an integral part of the financial statements.

LAWENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Cash Flows
for the Nine Months ended September 30, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities
Net income (loss)	$(226,209)	$203,495
Adjustments to reconcile net income to net cash provided
by operations:
Depreciation and amortization	182,470	164,567
Increase in allowance for doubtful accounts	-	25,000
Deferred taxes	(159,492)	40,237
Common stock issued for services	84,240	73,400
(Increase) decrease in assets:
Trade accounts receivable	347,094	(88,467)
Inventories	(260,259)	(205,584)
Refundable income taxes	62,264	154,556
Prepaid expenses and other assets	(27,100)	6,121
Increase (decrease) in liabilities:
Accounts payable	(147,842)	(60,650)
Accrued expenses	205,677	(4,525)
Customer deposits	14,517	110,987
Net cash provided by operating activities	75,360	419,137

Cash flows from investing activities:
Payments for deferred charges	413	4,376
Expenditures for patents	-	(9,743)
Capital expenditures	(26,799)	(73,845)
Net cash used in investing activities	(26,386)	(79,212)

Cash flows financing activities:
Payments on long-term debt	(40,000)	(90,000)
Common stock purchased by the Company	-	(625)
Net cash used in financing activities	(40,000)	(90,625)

Net increase in cash	8,974	249,300

Cash at beginning of the period	452,124	778,156
Cash at end of the period	$461,098	$1,027,456

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$957	$6,376
Cash paid for income taxes	$-	$4,550
Services paid with 130,000 shares of common stock	-	$84,240

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 and December 31, 2006

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 and December 31, 2006

1.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)

Inventories consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Raw materials	$561,569	$494,237
Work-in-process	138,993	219,274
Finished goods	801,255	528,047
	$1,501,817	$1,241,558

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

Net Income Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. There are no common stock equivalents for the Company at September 30, 2007 and December 31, 2006. No preferred stock has been issued during the three months ended September 30, 2007 and 2006.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 and December 31, 2006

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranty

The Company provides a provision for estimated warranty repairs. The accrued warranty provision was $25,000 at September 30, 2007 and December 31, 2006.

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the nine months ended September 30, 2007 and 2006, advertising costs were $67,334 and $83,797, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $72,716 and $55,601 for the nine months ended September 30, 2007 and 2006, respectively.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB  of Law Enforcement Associates Corporation as filed with the Securities and Exchange Commission . The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 and December 31, 2006

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

The following is a summary of property and equipment at September 30, 2007 and December 31, 2006:

	Useful Life	September 30, 2007	December 31, 2006
Office furniture & equipment	5 to 7 years	$107,624	$97,447
Leasehold improvements	7 years	5,138	5,138
Vehicles	3 to 5 years	101,129	84,507
Machinery & equipment	5 to 7 years	459,032	459,032
		672,923	646,124
Less accumulated depreciation		396,006	336,939
		$276,917	$309,185

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $59,067 and $40,930, respectively.

3.	INCOME TAXES

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities consist of the following:

	September 30	December 31
	2007	2006
Deferred tax assets:
Inventory	$36,644	$22,431
Allowance for doubtful accounts	7,392	7,392
Accrued wages	4,664	3,638
Warranty provision	9,241	9,240
Intangible assets	280,628	274,800
Federal net operating loss of $900,626,
Expiring beginning in 2026	306,213	171,654
State net economic loss of $838,439,
Expiring beginning in 2019	38,183	28,248
	682,965	517,403
Deferred tax (liabilities):
Property and equipment	(41,249	(45,530)
Trade name (AID)	(45,997	(35,646)
	(87,246	(81,176)
Deferred tax asset (liability), net	$595,719	$436,227

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 and December 31, 2006

3.	INCOME TAXES (Continued)

Deferred taxes have been classified on the consolidated balance sheet as follows:

	September 30, 2007	December 31, 2006

Current assets	$402,338	$242,480
Non-current assets	193,381	193,747
	$595,719	$436,227

At September 30, 2007 and December 31, 2006 the Company had $0 and $62,264, respectively in refundable income taxes related to loss carry-backs. The expense (benefit) of income taxes consists of the following at September 30, 2007 and 2006:

Current:	2007	2006
Federal	$-	$22,781
State	-	3,108
	-	25,889
Deferred	(159,492)	40,237
Total	$(159,492)	$66,126

A reconciliation of the statutory federal income tax rate and effective rate is as follows at September 30:

	2007	2006
Statutory federal income tax rate	34%	34%
State income tax – net of federal benefit	3%	3%
Other	4%	(12)%
Effective tax rate	41%	25%

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 and December 31, 2006

5.	LEASE COMMITMENTS

Facility

The Company leases its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. (“Sirchie”). Sirchie is affiliated with the Company by common ownership by a major stockholder. The lease runs from January 1 through December 31 and automatically renews annually for a period of one year unless written termination notice is given 120 days before the renewal date. Rent expense incurred under this lease for the nine months ended September 30, 2007 and 2006 was $129,750 and $127,650, respectively.

6.	CONCENTRATION OF RISK

The Company places its cash in high credit quality financial institutions. During 2007 and 2006 the Company had on deposit funds in excess of the $100,000 Federal Deposit Insurance Corporation (FDIC) insured limits. At September 30, 2007 and December 31, 2006, the Company had $538,158 and $421,121, respectively, on deposit in excess of the FDIC insured limits.

For the nine months ended September 30, 2007 and 2006, sales to one customer accounted for 13% and 22% of total sales, respectively.

7.	INTANGIBLE ASSETS

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. The costs of patents-in-process are not amortized until issuance. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names and drawings/designs are tested at least annually for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company has determined that no impairment exists on the trade name and drawings/designs based on the undiscounted future cash flows generated by these assets. Intangible assets consist of the following at September 30, 2007 and December 31, 2006:

	Estimated Life	September 30, 2007	December 31, 2006
Patents	15 years	$1,016,250	$1,016,250
Patents-in-process	15 years	80,079	80,079
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
		2,907,329	2,907,329
Less accumulated amortization		509,979	386,576
Total intangibles, net		$2,397,350	$2,520,753

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007 and December 31, 2006

7.	INTANGIBLE ASSETS (continued)

Amortization expense was $123,403 and $123,637 for the nine months ended September 30, 2007 and 2006, respectively. Estimated future amortization expense is as follows at September 30, 2007:

Year	Amount
Remainder of 2007	$41,213
2008	170,189
2009	170,189
2010	170,189
2011	170,189
Future Years	1,675,381
$2,397,350

8.	LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at one month LIBOR (5.12% at September 30, 2007 and 5.36% at December 31, 2006) plus 3%. Substantially all the assets of the Company are pledged to secure the line. The line requires maintenance of a minimum net worth of $3.5 million and matures in June 2008. At September 30, 2007 and December 31, 2006 there were no outstanding borrowings on the line of credit.

9.	PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. The Company recognized expense of $48,116 and $7,965 for employer discretionary matches for the nine months ended September 30, 2007 and 2006, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company did not accrue a profit sharing contribution for the nine months ended September 30, 2007 and 2006.

10.	RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2007, the Company paid $81,916 to Sirchie for purchases and received $2,045 from Sirchie for sales. At September 30, 2007, the Company had $15,040 in accounts payable due to Sirchie. At December 31, 2006 the Company had $409 in trade accounts receivable due from Sirchie and $4,120 in accounts payable due to Sirchie.

In April 2007 the Company entered into an agreement to pay consulting fees to a major stockholder of both Sirchie and the Company. Such fees were $5,000 and are for services for the period May 1, 2007 through April 30, 2008.

11.       ROYALTY COMMITMENTS

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company be obligated to pay the licensor minimum guaranteed royalties as follows at September 30, 2007:

Remainder of 2007	$5,714
2008	60,952
2009	126,667
2010	50,000
Total	$243,333

Royalty expense for the nine months ended September 30, 2007 and 2006 was $22,857 and 3,810, respectively.

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

Upon execution of this agreement the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts (see Note 4). Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement is terminated. For the nine months ended September 30, 2007, the Company paid $25,000 in consulting fees.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm. The term of the agreement is for one year commencing on August 1, 2007. The Company will pay a monthly fee of $20,000 plus out-of-pocket costs until the agreement is terminated. The agreement can be terminated by either party with 90 days advance notice to the other party. For the nine months ended September 30, 2007, the Company paid $42,236.

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

14.       SUBSEQUENT EVENT

In October 2007, the Company completed the acquisition of certain assets of Advanced Vehicle Systems, LLC, a Florida Limited Liability Company (“AVS”). The Company purchased all of AVS' designs, drawings, name and intellectual property rights in addition to certain usable inventory. The purchase price for the assets acquired was 375,000 shares of the Company’s restricted common stock plus the cost of the usable inventory. In addition, the Company provided the seller a put option on 1,200,000 shares. This put option gives the seller the right to sell 1,200,000 shares back to the Company for $1.25 per share on August 1, 2009.  In addition, the Company issue an additional 25,000 shares of its common stock to settle a lawsuit which the Wortleys had filed against the Company.

ITEM 2.  RESULTS OF OPERATIONS

Three Months Ended September 30, 2007, Compared with Three Months Ended September 30, 2006.

Revenues

Revenues for the three months ended September 30, 2007, were $1,314,518 as compared with $1,897,421 for the three months ended September 30, 2006, which represents a decrease of $582,903 (31%). The decrease in revenue is due to the receipt of a $532,000 order for wireless video kits in the third quarter of 2006 that was not repeated during the third quarter of 2007 due to changes in procurement procedures by the customer.  We currently expect that this customer, an agency of the U.S. Government, will place a follow-on order of comparable size during the 2007 fourth quarter.  Orders from this customer to date have totaled approximately $2,300,000.

We are currently pursuing a number of opportunities to generate additional revenue, and during the past several months, have introduced a variety of new surveillance and security devices that have received positive initial response from many of our traditional customers.  On September 24, 2007, we also launched a video surveillance device that we have branded the Graffiti Cam™.  The device is designed to assist domestic police departments and municipalities in the mitigation of graffiti-related property damage.  The product is currently being beta tested by the Denver Police Department, and a press conference announcing this testing program was conducted by the Denver Mayor’s office and the city’s Graffiti Task Force on November 14, 2007.  We have already received several small orders for this product from other domestic law enforcement agencies.

On October 22, 2007, we also announced we had acquired select assets of Advanced Vehicle Systems LLC (AVS), which designs and assembles specialized surveillance vehicles for local, state and federal organizations, as well as international law enforcement agencies.  We believe this acquisition also could represent a meaningful new source of revenue.

Gross Profit

Gross profit for the three months ended September 30, 2007, was $396,451 as compared with $793,137 for the three months ended September 30, 2006, a decrease of $396,686 (50%). As a percentage of net sales, gross profit decreased to 30% for the third quarter from 42% in the same period last year. The decrease in gross profit is due to the decrease in revenue and an increase in direct material costs and engineering costs associated with the development of our Graffiti Cam and other new products.

Operating Expenses

Operating expenses, incurred for the three months ended September 30, 2007 were $837,528 as compared with $693,298 for the three months ended September 30, 2006. This increase of $144,230 (21%) is due to an increase in accounting and legal fees, professional consulting fees related to product marketing and an increase in travel expenses associated with efforts to launch our new Graffiti Cam.

Income and Earnings Per Share

Our operating loss before other income/expense and provision for income taxes for the three months ended September 30, 2007, was $435,039 as compared with income of $98,737 for the three months ended September 30, 2006, a difference of $533,776.  This decrease is due to lower sales in the third quarter of 2007 as compared with the same quarter of 2006.

Our net loss for the three months ended September 30, 2007, was $266,228 compared with net income of $102,155 for the three months ended September 30, 2006, a difference of $368,383.  Our net loss per weighted average share was $.01 for the three months ended September 30, 2007, as compared to a $.00 net income per weighted average share for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007Compared to Nine Months Ended September 30, 2006.

Revenues

Revenues for the nine months ended September 30, 2007, were $5,091,554 as compared with $5,579,012 for the nine months ended September 30, 2006, which represents a decrease of $487,458 (9%).  The decrease in revenue is due primarily to previously mentioned $532,000 order received in the third quarter of 2006, which was not repeated in the 2007 third quarter.

Gross Profit

Gross profit for the nine months ended September 30, 2007, was $1,875,450 as compared with $2,152,168 for the nine months ended September 30, 2006, a decrease of $276,718 (13%). As a percentage of net sales, gross profit decreased to 37% for the first nine months from 39% in the same period last year.  The decrease in gross profit is due primarily to the decrease in revenues and an increase in direct material costs.

Operating Expenses

Operating expenses, incurred during the nine months ended September 30, 2007, were $2,267,523 as compared with $1,880,469 for the nine months ended September 30, 2006. This increase of $387,054 (21%) is due to an increase in accounting and legal fees, professional consulting fees related to product marketing and an increase in travel expenses.

Income and Earnings Per Share

Our operating loss before other income/expense and provision for income taxes for the nine months ended September 30, 2007, was $392,073 as compared with operating income of $271,699 for the nine months ended September 30, 2006, a decrease of $663,772.

Our net loss for the nine months ended September 30, 2007, was $226,209 compared with net income of $203,495 for the nine months ended September 30, 2006, a decrease of $429,704. Our net loss per weighted average share was $0.01 for the nine months ended September 30, 2007, as compared with net income of $0.01 per weighted average share for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, we had working capital of $2,387,213 as compared with $2,372,732 at December 31, 2006, an increase of $14,481 (1.0%). We sustain our operations and capital requirements with the funds received from the sale of our products.

As of September 30, 2007, we had a cash balance of $461,098 as compared with a balance of $452,124 at December 31, 2006. Operating activities during the nine months of 2007 generated $75,360 in net cash as compared with an increase of $419,137 during the nine months of 2006.  This decrease in cash from operating activities is due to lower sales and higher operating costs during 2007.

If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short-term funding, loans or working capital financing arrangements from banks or financial institutions. As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short- and long-term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of some of our products.

Research and Development

In the nine months of 2007, we spent $72,716 on research and development as compared with $55,601 in the first nine months of 2006.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2007.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

Our attorneys received a copy of a lawsuit filed in Broward County, Florida Circuit Court, which has been filed by the Wortleys and their related companies seeking damages against us for various services they allege to have performed in reference to the sale of assets to the Company by Mrs. Wortley and Audio Intelligence Devices, Inc.  In October 2007, the Company issued 25,000 shares to Mrs. Wortley in consideration for Mrs. Wortley dismissing the suit with prejudice.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

 We are continuing our stun gun program. We have completed prototypes and currently are exploring opportunities to license the patents associated with this product to a third party.

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

Law Enforcement Associates Corporation

November 14, 2007	By:	/s/ Paul Feldman
Paul Feldman
President