Form 10KSB
period 2007-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2008-04-29
CIK 1165921

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
Commission File No. 000-49907

Law Enforcement Associates Corporation
(Name of Small Business Issuer in Its Charter)

Nevada	56-2267438
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

2609 Discovery Dr Suite 125, Raleigh, North Carolina 27616
 (Address of principal executive offices) (Zip Code)

(919) 872-6210
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

                                 Yes [ ] No [X]

Our revenues for our most recent fiscal year were $6,666,479.

The aggregate  market value of the voting and  non-voting  common equity held by non-affiliates of Law Enforcement  Associates  Corporation computed by reference to the price at which the common  equity was sold,  or the average bid and asked price of such common equity,  as of a specified date within the past 60 days was $11,344,271 as of April 23,  2008  based on the average bid and asked price of $0.44 per share as of that date.

There were 25,782,433 shares of common stock, $.001 par value, outstanding as of April 23, 2008.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Law Enforcement Associates Corporation was incorporated on May 14, 1998 under the laws of the State of Nevada.  We manufacture and distribute undercover  surveillance products including a complete  line of audio  surveillance  equipment  that  allows  law  enforcement agencies  to  monitor  conversations.  In  addition,  we have an  array of video surveillance   products  ranging  from  disguised  miniature  cameras  to  video transmission and recording  systems.  We offer our Birddog Global Positioning Tracking System, which is a global positioning tracking system. The Birddog Global Positioning Tracking System is a global positioning system receiver combined with a cellular telephone that allows undercover surveillance agents to monitor the movements of a vehicle.  The agent will call the Birddog Tracking unit through a telephone and will be enabled to track the target vehicle in real time or view the target vehicles movements over a period of time.  The unit records longitude and latitude data points that are transcribed via our computer software onto a mapping program for viewing.  The Birddog Global Positioning Tracking System has been one of our leading products.  Finally, we also sell the under vehicle inspection system ("UVIS"), which also is one of our leading products.  The UVIS is used to view the underside of vehicles entering and exiting secure areas or facilities for explosive devices and other contraband. UVIS  provides  a  clear,  high  contrast  real-time  video  inspection  of  the undercarriage of cars, vans and trucks.  Our products are used by military, law enforcement, security and corrections personnel throughout the world, as well as governmental   agencies,   multinational   corporations   and   non-governmental organizations.

On October 16, 2007, we completed the acquisition of certain assets of Advanced Vehicle Systems, LLC (“AVS”), a Florida Limited Liability Company. The assets were purchased pursuant to an Asset Purchase Agreement and we purchased all of AVS’ designs, drawings, name and intellectual property rights.  As a result of this acquisition, the Company has expanded into the surveillance van business.

           Our products are marketed under brand names such as Audio Intelligence Devices (AID), Birddog Global Positioning Tracking System, Under Vehicle Inspection   System, and under a licensening agreement with Smith and Wesson Corp, the SWIFT Under Vehicle Surveillance System.  We sell our manufactured   products primarily to law enforcement agencies through company employed sales people located throughout the United States and at our home office in Raleigh, North Carolina as well as through our web site located at www.leacorp.com.

           We believe there are significant  opportunities  to grow our  manufacturing business through the acquisition and development of new product lines, expansion into new  territories  and  further  development  of sales  to  specialized  law enforcement,  government  and military  agencies. In 2008 LEA will continue to leverage sales utilizing Smith &Wesson branded products, introducing new core-line products, leverage strong distribution network industry relationships with companies approaching LEA and through our web based storefront. LEA also feels that we can further obtain our sales growth through our stronger motivated sales team.

           In addition, we believe that consistent demand for our premium products will continue because our products are critical to the safety and effectiveness of our customers.

Industry Overview/Market Opportunity

    We  participate  in  the  law  enforcement  and  global  security  products industries  through the manufacture of surveillance and  intelligence  gathering security   products  marketed  to  military, law enforcement, security  and corrections personnel.  Our surveillance equipment is primarily marketed to law enforcement agencies for undercover police work.  Our under vehicle inspection system ("UVIS"), which can be marketed to a variety of military,  law  enforcement,  security and corrections  personnel,  is  primarily  marketed  and sold to the  U.S. federal government to secure its facilities such as military bases, government complexes and high visibility areas in order to prevent terrorist  attacks.  Increasingly, law enforcement agencies have recognized the need for our products and services to assist them in surveillance operations in order to protect their communities from the risks associated with terrorism, physical attacks, threats of violence, white-collar crime, fraud and other criminal operations or enterprises.

Growth Strategy

We expect the demand for our surveillance products to continue to grow. We plan to address this growth by offering an array of additional security and surveillance risk management products. We believe that the introduction of these new products will increase both our sales and our customer base. In addition, the Company will continue to sell other manufacturers security related products that the Company feels will be complimentary to our existing product offering.

Our sales force consists of 8 company employees who are each responsible for a geographical area of the United States. Management handles Federal Government and International sales.  The Company feels that the new employee based sales force is more focused and will be key in the planned offering of additional products that LEA will manufacture and carry in 2008. The company also feels that this new sales force will be more aggressive in entering new law enforcement markets.

Our new sales force will continue to capitalize on the Company’s historical exposure to law enforcement agencies. Our excellent relationships with law enforcement agencies are a key element when introducing new products to market.

Expand Distribution Network and Product Offerings.

In 2008, we expect to continue to leverage our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new products which compliment our existing ones. In the last quarter of 2007, we furthered this goal with the acquisition of the AVS van division.

Law Enforcement Associates Corporation also is the master and sole distributor of the DV-Cop/CELL in North America. Product details and sales information are available at: http://www.dv-cop.com.

We are still in the process of developing a less lethal weapon (Stun Pistol) and have completed proto types. We are currently   negotiating   with   several   companies to license the manufacture and sale of that weapon and to sell our patents.  These negotiations are in the very preliminary stages and there is no assurance that we will be successful in these negotiations. While we have the proto type ready for production, we are proceeding with caution do to the voluminous litigation that has arisen with other companies that manufacture similar weapons.

We  manufacture  and  distribute  a  complete  line of  audio  surveillance equipment including radio frequency transmitters,  receivers,  and repeaters for use in surveillance  and  intelligence  gathering  operations by law enforcement agencies.  In addition, we have an array of video surveillance products ranging from disguised miniature cameras to video transmission and recording systems. We also manufacture and distribute the Birddog Global Positioning tracking system and the Under Vehicle Inspection System.  Each of our products may be manufactured to our clients' specifications.  The following is a summary of the surveillance products that we manufacture and sell:

GRAFFITI CAM – The Graffiti Cam is a surveillance solution that covertly and proactively notifies law enforcement of graffiti crimes in progress. When the video recording unit is activated via graffiti-related motion, it sends real-time text alerts of the event to designated mobile phones, as well as JPEG images of the event to designated e-mail addresses, enabling law enforcement to dispatch resources and catch taggers in the act. Video footage of the event can also be used as evidence against offenders.

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

    LEA BIRDDOG GLOBAL POSITIONING TRACKING  SYSTEM(TM) utilizes global positioning system technology in order to provide surveillance operatives the ability  to  conduct  discrete  vehicle  tracking  and  monitoring.  The global positioning system is integrated with a cellular telephone and records longitude and latitude data points anywhere  in  the  United  States.  A  surveillance operative,  after  affixing  the  Birddog  to  a  vehicle,  can  contact  the Birddog  Global  Positioning  System  through  any  telephone  and  track its movements in real time or download the data points at  predetermined  intervals. The Bird Dog Global Positioning readings are saved along with time and date, which can then be superimposed onto mapping software, which may be utilized by a standard computer.  The software will provide a "track” of where and when a target vehicle has been. The Birddog Global Positioning is limited in that anagent will not be able to track a target vehicle when the vehicle is outside of cell phone coverage.  However, all data is saved and can be retrieved once the target vehicle re-enters cell phone coverage.  This device can be mounted covertly on a target vehicle, and measures a compact size of 3"x4" x1.5".

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

Customers

The primary end users of our products are federal, state and local law enforcement agencies, state corrections facilities, U.S. and allied militaries, and select private security personnel.  Furthermore, the UVIS, one of our leading products, may be sold both within the United States and abroad.

We reach these customers through a distribution strategy that utilizes approximately 8 sales representatives that are employed by the company who are responsible for certain geographic areas of the United States, Federal Government sales and International sales. Additionally the company uses direct mailings, catalogs and trade shows as well as our web site on the Internet located at www.lea-sales.com.

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

Product Manufacturing and Raw Materials

All final assembly of our products is completed at our facility  located in Raleigh,  North  Carolina.  The  manufacturing  process  is a basic  procedure whereby our manufacturing  employees assemble each of the products utilizing the raw materials.  This process includes a sub assembly procedure for general items and a final assembly for each specific product. We currently employ 20 employees in the manufacturing sector.

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

Competition

Law Enforcement Associates is the only U.S.owned manufacturer of Electronic Surveillance Equipment. The market for our surveillance products is not highly competitive.  The market for surveillance  products is basically  comprised of one competitor with each  of  us  having  an  equal  market  share.  Our prime  competitor  is  DTC Communications,  Inc. (a foreign owned company) No company in the surveillance products market is dominant with  respect  to any one  specific  area nor does any  company  have more brand recognition,  greater financial resources or any other advantage which may allow them to compete more  effectively.  We believe we compete by providing  superior design,  engineering  and  production  expertise  in our  line  of  surveillance products.  The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.  There are now several companies who manufacture and sell a variation of the Under Vehicle Inspection System.  However, we feel that we have a superior product which was designed in conjunction with the United States Government.  We also compete with companies that sell standard inspection  search  mirrors,  which  are  used in  searching  the  underside  of vehicles.  Although  the mirrors are less costly than the UVIS,  we believe that the UVIS is more effective in detecting explosives and other contraband. LEA will carry these types of search items on it website in the 2008.

We are in the continuing   process of developing an Electrical Discharge Weapon (“EDW”) weapon, and as a result, if we sell the EDW directly, we anticipate coming into direct competition  with Taser  International,  Inc.  ("Taser").  Taser is the leading  manufacturer  and supplier  to law  enforcement  agencies  of less  lethal,  electrical  discharge weapons.  While  Taser  is the  leader  in the  industry  and has  more  capital resources than we presently have, we believe that our new weapon will be able to compete in the market with Taser as we believe our weapon is better designed and has better features. There is no assurance, however, that we will be successful in bringing the EDW weapon to market or that if we do, that we will be able to successfully compete with Taser. Due to the large number of law suits which have been filed with respect to the use of EDW’s, the Company is exploring licensing its EDW and selling its patents so as to limit any future exposure it may have with respect to manufacturing and selling its EDW.
Patents and Trademarks

Other than the patents described above, we do not hold any other patents relating to any of our other products or related technologies. We have trademark protection for the name "LEA, AID, Audio Intelligence Devices and Blood Hound Global Positioning Tracking System(TM)." AIDVision, AIDVison 911, and Birddog. Law Enforcement Associates will continue to trademark all new product offerings.

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

           We are also  regulated by Commerce Department and the U.S.  Department of Justice under the Omnibus Crime Control and Safe Streets Act of 1968, as amended (the "Omnibus Act"), as a result of our sale of  listening  and  surveillance  devices.  The  Omnibus  Act prohibits the manufacture,  possession,  sale and  advertisement of devices that that would be useful for the purpose of the surreptitious  interception of wire, oral or electronic  communications.  However, the Omnibus Act also provides that it is not illegal for a party to manufacture,  sell or advertise a surreptitious listening  device if that party is under contract to  manufacture  and sell such device with the United States, a state or a political  subdivision thereof which is authorized to use such device.

Environmental Matters

We are subject to federal,  state, and local laws and regulations governing the protection of the environment,  including those regulating discharges to the air and water,  the  management  of wastes,  and the control of noise and odors. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements.  We do not expect material capital expenditures for environmental controls in 2008. However,  environmental requirements are complex, change frequently,  and could become more stringent in the future.

Accordingly,  we cannot assure you that these  requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

Employees

           As of March 20, 2008 we had a total of approximately 33 employees, of which approximately 11 were employed within the sales and marketing area, approximately 20 were employed in the manufacturing  area, and 2 were administrative. None of our employees are  represented  by a labor union.  We believe that our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

On February 1, 2002, which lease was amended on August 1, 2005, we entered into a lease with Sirchie Finger Print Laboratories, Inc. (“Sirchie”). We leased approximately 16,000 square feet of space for our Youngsville, North Carolina, headquarters at approximately $14,000 per month. Subsequent to yearend, the above lease has been terminated.

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. We currently lease approximately 6,000 square feet of space for our recently acquired van division at approximately $4,750 per month. The lease term is 60 months.

Effective March 2008, the Company moved its headquarters from the Youngsville facility and entered into a lease with Zabarsky Investments Ltd. L.P. We currently lease approximately 10,000 square feet of space for our new Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Management believes the move from Youngsville to Raleigh was necessary in order to accommodate the van division and for operational efficiencies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the Fourth Quarter of Fiscal 2007, we held our Annual Meeting and at that meeting the current Board of Directors was re-elected and Baum & Company was reaffirmed as our auditors.  Because we had the votes of the majority of the shareholders, no solicitation of proxies was undertaken.

  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON EQUITY

           Our common stock is currently traded on the American Stock Exchange, under the symbol "AID."

	High	Low

2006	$	$

First Quarter	3.00	1.51
Second Quarter	1.80	0.73
Third Quarter	1.60	0.80
Fourth Quarter	1.34	0.80

2007

First Quarter	1.05	0.77
Second Quarter	0.84	0.50
Third Quarter	1.30	0.55
Fourth Quarter	1.28	0.50

The per share  closing  sales price of the common stock as reported by the American Stock Exchange on April 23, 2008, (the date of the last reported sale) was $0.44.

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

Results of  Operations  - Year Ended  December  31, 2007  Compared to Year Ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2007, were $6,666,479 as compared to $7,546,884 for the year ended December 31, 2006, which represents a decrease of $880,405 (13.2%). During 2007, the Company made the decision to bring its sales staff “in-house” versus utilizing independent outside sales people. As a result, more than half of the sales staff were new hires in 2007. Based on 1st Quarter 2008 sales of approximately $2 million, management believes there will be no impact on 2008 revenue due to sales staff turnover in 2007.

Reduced funding to state and local law enforcement agencies due to increases in federal funding for the war on terror continue to negatively affect revenues. Despite the reduction in funding, during the 4th Quarter of 2007, the Company received an additional order from the Federal Government for equipment and training in the approximate amount of $655,000. This order will be recognized in the 1st Quarter of 2008.

Costs of Goods Sold

Cost of Goods Sold decreased by $256,237 (5.5%) to $4,681,694 for 2007 as compared to $4,937,931 for 2006. As a percentage of net sales, cost of goods sold increased by 4.8% to 70.2% of net sales in 2007 compared to 65.4% of net sales in 2006. During the 4th Quarter, the Company recognized charges of approximately $200,000 related to demo equipment and raw materials inventory obsolescence. The Company also recognized approximately $63,000 in warranty provision. During 2007, the Company increased its warranty coverage from 2 to 3 years as part of a marketing effort. Management does not foresee similar types of charges during 2008. Vendor costs increased slightly due to the increasing costs for freight. The Company intends to reflect future increases in vendor freight in its margin.

Gross Margin

Gross margins for the year ended December 31, 2007 decreased $624,168 as compared to 2006. As a percentage of net sales, gross margin decreased to 29.8% in 2007 from 34.6% in 2006. The decline in margin percentage was mainly attributable to significant increases in the demo equipment and raw materials inventory reserves as well as increases in its warranty provision discussed above.

Operating Expenses

For the year ended December 31, 2007, Operating Expenses, including services paid for with stock ($108,890) and research and development ($227,595) were $3,634,132 as compared to $2,614,317 in 2006, an increase of $1,019,815 or 39.0%. As a percentage of net sales, operating expenses represented 54.5% of net sales in 2007 compared to 34.6% of net sales in 2006.The increase is attributable to an increase in accounting and legal fees ($178,374), consulting fees ($116,652), nonrecurring expenses related to the introduction of the Graffiti Cam ($127,326), and a non-cash impairment charge ($268,290) related to our EDW patents. The Company spent approximately $95,000 in order to defend itself in 2 lawsuits, which have since been resolved. Approximately $35,000 in expenses were recognized in the valuation of certain intangible assets. The Company entered into 2 consulting arrangements during the year in order to market the Graffiti Cam as well as offering assistance during the acquisition of certain assets from AVS. Research and development expenses increased by $143,901 resulting from the introduction of the Graffiti Cam and the write-off of certain patents-in-process in the amount of $80,079. As part of the Graffiti Cam promotion, the Company provided several demo units to the Denver Police Department during the 4th Quarter.

Net Loss

           Our net loss for the year ended December 31, 2007 was $1,009,746 as compared to a net loss of $3,047 for the year ended December 31, 2006, which represented a decrease of $1,006,699. Our net loss per weighted average share was ($.04) for the year ended 2007, as compared to a net loss of $.00 per weighted average share for 2006.

Liquidity and Capital Resources

At December 31, 2007, the Company had working capital of $1,949,261 as compared with $2,372,732 at December 31, 2006, a decrease of $423,471.

At the end of 2007 we had a cash balance of $325,244.  We have a line of credit with Wachovia Bank in the amount of $750,000.  As of December 31, 2007, we had an outstanding balance of $200,000.

We believe we will be able to finance our operations and any capital expenditures we incur in 2008 with our cash on hand and cash flow.

If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need  arises,  we may  attempt  to obtain  funding through the use of various types of short term funding, loans or working capital financing  arrangements  from banks or financial  institutions.  As we generally obtain  all  of our  funding  from  operations,  a  decrease  in  revenue  could negatively  impact our short and long term  liquidity.  A change in the current political situation or a decrease in military spending could result in decreased sales of our under vehicle inspection system. A decrease in sales in the under vehicle inspection system could have a material impact on our revenue and net income and would affect our long and short term liquidity.

Research and Development

In fiscal 2007, we incurred expenses of $227,595 on research and development. The majority of these funds were spent on research and development related to the Graffiti Cam, Raptor, and Swift products. Management also made the decision to write-off certain patents-in-process in the amount of $80,079. We do not have any other current plans to commence research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is set forth at the end of this report.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

     None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation,  under the supervision and with the participation of our management, including our Principal Executive Officer, our Audit Committee and our acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2007, the end of the annual period covered by this report.  The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.  In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements were being undertaken.

Based on the foregoing, our Principal Executive Officer and Principal Financial Officer conservatively concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not as effective as they needed to be and that   material weaknesses existed as of December 31, 2007.  A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

During 2007, we did not have an active audit committee nor did we have a separate chief executive financial officer apart from our chief executive officer and we also experienced turnover in our accounting positions which contributed to our being late with making significant year end adjustments.  We discovered that we needed to make year end adjustments for impairment of some of our intangibles which were not made during the course of the year.  In addition, we also discovered that we needed to make a number of year end journal entries. Finally, we were unable to timely receive an opinion from an independent outside firm to get the valuations we needed.

To correct these weaknesses in 2008, we have hired a new controller who, at our next Board of Directors meeting,   we expect to elevate to the position of CFO, applicable accounting and finance processes were evaluated, and appropriate process improvements have been implemented.  No change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2007 that has materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.  Management, in conjunction with the Audit Committee of the Company’s Board of Directors, did take certain remedial actions as described herein to adequately address and rectify the internal control deficiencies identified above after December 31, 2007.  There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of this report except as noted above.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Securities Exchange Act of 1934).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations of Disclosure Controls and Procedures

Our management  does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our  executive  officers,  directors  and key  employees and their ages and positions with us as of December 31, 2007, are as follows:

Name	Age	Position

Paul Feldman	52	Director, President, CEO, Interim CFO

Anthony Rand	68	Director, Chairman of the Board

Martin Perry	47	Director

General James Lindsay	75	Director

Joseph Jordan	60	Director

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

Anthony Rand has served as a director of our company since May 2003.  Mr. Rand has been the Senate majority leader for the North Carolina Senate since 1995. Senator Rand earned a B.A. in Political Science from the University of North Carolina, Chapel Hill in 1961 and a J.D. from the University of North Carolina Law School 1964.  Senator  Rand also is a  consultant  to Sonorex  Inc. and the President of Rand &Gregory, P.A- Senator Rand also serves on numerous Boards and commissions  such as the  Board  of  Directors  and  treasurer,  General  Alumni Association of the University of North Carolina

Martin  Perry has served as a director of our company  since May 2003.  Mr. Perry   graduated  from  Brigham  Young   University   1985  with  a  degree  in Communications  and played  basketball for the Cougars.  From 1994 thru 2000 Mr. Perry was involved in Equipment Distributors, Raleigh North Carolina which works exclusively with the law enforcement community.

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

Joseph A. Jordan has served as director since December 2004 as an additional member of the Board of Directors of the Company.  Mr. Jordan received a B.S. in Accounting from Villanova  University in 1969 and was the former managing partner  Kopensky & Company, CPA's.  He is currently a partner in the accounting firm of Jordan & Delaney LLP and is currently a member of the American Institute of CPA's.

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the board of directors. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings.

Audit Committee

The Board of Directors has an Audit Committee, which is comprised of Anthony Rand, Joseph Jordan, and James Lindsay. The board of directors has examined the composition of the Audit Committee in light of the listing standards of the American Stock Exchange and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the Board of Directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Mr. Jordan qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the Securities and Exchange Commission.  The Audit Committee did not conduct any meetings in 2007. This failure was reported to the Company’s management and the Company’s auditors. The Audit Committee members have been advised that this failure was a violation of the Company’s Audit Committee Charter and the Corporate Governance Rules of the American Stock Exchange.  In conjunction with the Company’s auditors, the members of the Audit Committee have assured the Company that they will hold regular meetings in 2008 in compliance with both the Company’s Audit Committee Charter and the Corporate Governance Rules of the American Stock Exchange. In fact, prior to this filing, the Audit Committee did meet and discussed the Company’s financial statements with the Company’s auditors and the Company’s management and was active in the review of this 10-KSB. After those discussions, the Audit Committee approved the financial statements contained herein.

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

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation  paid by us with respect to the year ended  December  31,  2007 paid by us to our  President,  and all other executive  officers whose total cash compensation  exceeded $100,000 in the year ended December 31, 2007 (collectively, the "Named Executive Officers").

 SUMMARY COMPENSATION TABLE

					Long Term Compensation
						Securities
Name and		Annual Compensation			Restricted	Underlying	LTIP Pay
Principal Position	Year	Salary	Bonus	Other	Stock Award	Options/SAR’s	Outs	All Other

Paul Feldman	2007	$175,000
President	2006	$136,684	$-0-	$2,000	$-0-	$-0-	$-0-	$-0-
	2005	$134,940	$-0-	$-0-	$172,500	$-0-	$-0-	$-0-

Martin Perry	2007	$131,256
Sales Manager

Employment and Other Agreements

We have not entered into any  employment  agreements  with any of our named  executive  officers  and  directors  nor  is  there  any  compensatory  plan  or arrangement with any named executive officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following  table sets forth certain  information  as of March 31, 2008, with respect to the number of shares of each class of voting stock  beneficially owned by (i)  those  persons  known to us to be the  owners  of more  than  five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive  officers as a group.  Unless otherwise indicated,  each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Name and Address of	Amount of	Percentage of
Beneficial Owner	Beneficial	Beneficial
	Ownership	Ownership

Sirchie

Paul Feldman (1) (3)*	491,146	1.905%

Anthony Rand (1)*	125,334	0.486%

Martin L. Perry (1)*	111,000	0.427%

James J. Lindsay (1)	52,975	0.205%

Joseph Jordan (1)	1,000	0.004%

Raymond James Financial, Inc.(2)	13,149,334	51.001%

All Directors & Executive Officers as a Group (5 persons)	781,455	3.031%
* c/o Law Enforcement  Associates  Corporation,  2609 Discovery Dr, Suite 125, Raleigh,  North Carolina 27616

(1)           Director of our company.

(2)           The shares are directly owned by Sirchie Acquisition Corp., of which Raymond James Financial, Inc. owns 80%; the remaining 20% of Sirchie Acquisition Corp. is owned by John H. Carrington.

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

The  foregoing  table is based  upon  25,782,433  shares  of  common  stock outstanding  as of March 31, 2008,  assuming no other changes in the  beneficial ownership of the our securities.

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
(2) Previously filed on the Company's Form 10-SB/A filed September 23, 2002.

(b) Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees and Services.

           Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2007, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were approximately $65,000 and $58,750 respectively.

        Audit Related Fees.  For the years ended December 31, 2007 and 2006, the Company  incurred  fees  to  auditors  of $0  and  $0 for  audit  related  fees, respectively.

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
Paul Feldman, President

Dated: April 28, 2008

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Feldman	President, Director and Principal Executive Officer	April 28, 2008
Paul Feldman	Chief Financial Officer

/s/ Martin L. Perry	Director	April 28, 2008
Martin Perry

/s/ James Lindsey	Director	April 28, 2008
James Lindsey

/s/ Anthony Rand	Director	April 28, 2008
Anthony Rand

/s/ Joseph Jordan	Director	April 28, 2008
Joseph Jordan

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 226
Coral Springs, Florida  33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Law Enforcement Associates Corporation

We have audited the accompanying consolidated balance sheets of Law Enforcement Associates Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements present fairly  in all material respects,  the financial position of  Law Enforcement Associates Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended  in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Law Enforcement Associates Corporation’s internal control over financial reporting as of December 31, 2007 included in Item 8A (T) of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007 and accordingly, we do not express an opinion thereon.

/s/ Baum & Company, PA

Coral Springs, Florida
April 18, 2008

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
December 31, 2007 and December 31, 2006

	2007	2006
Assets
Current assets:
Cash	$325,244	$452,124
Trade accounts receivable (net of allowance for doubtful
accounts of $33,205 and $20,000 at December 31, 2007
and 2006, respectively)	713,067	984,996
Inventories	1,256,346	1,241,558
Refundable income taxes	0	62,264
Prepaid expense	19,083	0
Prepaid insurance	19,104	20,505
Deferred tax asset-current	769,338	242,480

Total current assets	3,102,182	3,003,927

Property and equipment, net	257,025	309,185

Other assets:
Intangibles, net	2,883,542	2,520,753
Deferred tax asset less current portion	296,147	193,747
Deferred charges	0	413
Total other assets	3,179,689	2,714,913

Total assets	$6,538,896	$6,028,025

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets (Continued)
December 31, 2007 and December 31, 2006

	2007	2006
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$0	$40,000
Trade accounts payable	593,515	377,553
Line of Credit	200,000	0
Accrued expenses:
Compensation and payroll taxes	120,304	104,344
Profit sharing plan	61,796	36,185
Warranty provision	59,911	25,000
Professional fees	92,862	12,024
Customer deposits	24,533	36,089
Total current liabilities	1,152,921	631,195

Total liabilities	1,152,921	631,195

Common stock, subject to possible redemption	1,338,170	0
1,200,000 shares, at redemption value

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,782,433 issued and outstanding at December 31, 2007,
25,252,433 issued and outstanding at December 31, 2006	25,782	25,252
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625	) )
Paid in capital in excess of par	4,995,595	5,314,112
Retained earnings/(accumulated deficit)	(972,947)	58,091
Total stockholders' equity	4,047,805	5,396,830

Total liabilities and stockholders' equity	$6,538,896	$6,028,025

The accompanying notes are an integral part of the financial statements.

 LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

Net sales	$6,666,479	$7,546,884

Cost of sales	4,681,694	4,937,931

Gross profit	1,984,785	2,608,953

Research and development	227,595	83,694
Operating expenses	3,406,537	2,530,623

Total operating expenses	3,634,132	2,614,317

Net loss before other income (expense) and benefit provided by
income taxes	(1,649,347)	(5,364)

Other income (expense):
Interest income	11,029	7,917
Interest (expense)	(2,117)	(8,042)
Other income (expense), net	1,431	1,203

Total other income (expense)	10,343	1,078

Net loss before benefit provided by income taxes	(1,639,004)	(4,286)

Benefit provided by income taxes	629,258	1,239

Net loss	$(1,009,746)	$(3,047)

Net loss per weighted average share, basic	$(0.04)	$(0.00)

Weighted average number of shares	25,423,365	25,199,556

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Stockholders' Equity
December 31, 2007

				Paid in Capital	Retained Earnings/ Capital	Total
	Number of	Common	Treasury	in Excess	(accumulated	Stockholders'
	Shares	Stock	Stock	of Par	deficit)	Equity
December 31, 2005	25,152,433	25,152	$-	$5,240,812	$61,138	$5,327,102

Common stock issued for services	100,000	100		73,300		73,400

Common stock purchased	-	-	(625)	-		(625)
Net loss - year ended Dec. 31 2006	-	-	-	-	(3,047)	(3,047)
December 31, 2006	25,252,433	25,252	(625)	5,314,112	58,091	5,396,830

Common stock issued for services	130,000	130	-	84,110	-	84,240

Common stock issued for AVS	375,000	375	-	369,375	-	369,750
assets

Common stock issued to settle	25,000	25	-	24,625	-	24,650
lawsuit

Common stock reclassified from redeemable common stock	-	-		(796,627)		(796,627)

Change in redemption value of	-	-		-	(21,292)	(21,292)
redeemable common stock

Net loss - year ended Dec. 31 2007	-	-	-	-	(1,009,746)	(1,009,746)

December 31, 2007	25,782,433	$25,782	$(625)	$4,995,595	$(972,947)	$4,047,805

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss	$(1,009,746)	$(3,047)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	257,802	224,071
Impairment charge of EDW patents	268,290	-
Write-off patents-in-process	80,079	-
Change in allowance for doubtful accounts	13,205	(1,509)
Change in inventory reserves	199,864	-
Deferred taxes	(629,258)	(27,129)
Common stock issued for services and lawsuit	108,890	73,400
(Increase) decrease in assets:
Trade accounts receivable	258,724	(331,641)
Inventories	(214,652)	(149,101)
Refundable income taxes	62,264	154,556
Prepaid insurance and other assets	(17,682)	(7,000)
Increase (decrease) in liabilities:
Trade accounts payable	215,962	(6,481)
Accrued expenses	157,320	(48,280)
Customer deposits	(11,556)	32,249
Net cash (used in) provided by operating activities	(260,494)	(89,912)
Cash flows from investing activities:
Payments for deferred charges	413	5,115
Expenditures for patents	-	(9,743)
Capital expenditures	(26,799)	(110,867)
Net cash (used in) investing activities	(26,386)	(115,495)
Cash flows financing activities:
Borrowings under line of credit	200,000	250,000
Repayments on line of credit	-	(250,000)
Payments on long-term debt	(40,000)	(120,000)
Common stock purchased by Company	-	(625)
Net cash (used in) provided by financing activities	160,000	(120,625)
Net increase (decrease) in cash	(126,880)	(326,032)
Cash at beginning of the year	452,124	778,156
Cash at end of the year	$325,244	$452,124

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2,117	$8,042
Cash (refunded) for income taxes	$-	$(133,217)
155,000 shares of common stock issued for services and lawsuit	$108,890	$-

The accompanying notes are an integral part of the financial statements.

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

1.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)

Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006
Raw Materials	$625,247	$494,237
Work-in-process	90,098	219,274
Finished goods	541,001	528,047
	$1,256,346	$1,241,558

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

Product Warranty

The Company provides a provision for estimated warranty repairs. The accrued warranty provision was $59,911 and $25,000 at December 31, 2007 and 2006, respectively.

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

Net Income Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. There are no common stock equivalents for the Company at December 31, 2007.

1.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the years ended December 31, 2007 and 2006, advertising costs were $82,312 and $107,400, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statement of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $227,595 and $83,694 for the years ended December 31, 2007 and 2006, respectively.

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

2.         PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective periods. Depreciation is computed over the estimated useful lives of the related assets using the straight-line methods for financial statement purposes.

The following is a summary of property and equipment, at December 31, 2007 and 2006:

	Useful Life	2007	2006
Office furniture & equipment	5 to 7 years	$107,623	$97,447
Leasehold improvements	7 years	5,139	5,138
Vehicles	3 to 5 years	101,129	84,507
Machinery & equipment	5 to 7 years	459,032	459,032
		672,922	646,124
Less accumulated depreciation		415,898	336,939
		$257,025	$309,185

Depreciation expense for the years ended December 31, 2007 and 2006 was $78,959 and $59,221, respectively.

3.         INCOME TAXES

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities consist of the following at December 31, 2007 and 2006:
	2007	2006
Deferred tax assets:
Inventory	$36,646	$22,431
Allowance for doubtful accounts	12,273	7,392
Accrued wages	1,416	3,638
Warranty provision	22,144	9,240
Intangible assets	386,680	274,800
Federal net operating loss of $1,861,028,
Expiring beginning in 2026	632,749	171,654
State net economic loss of $1,407,763,
Expiring beginning in 2019	64,110	28,248
	1,156,018	517,403
Deferred tax (liabilities):
Property and equipment	(41,086)	(45,530)
Trade name (AID)	(49,447)	(35,646)
	(90,533)	(81,176)
Deferred tax asset (liability), net	$1,065,485	$436,227

On January 15, 2008, Raymond James Financial, Inc. through its subsidiary, Sirchie Acquisition Company, LLC, acquired 51% interest (13,149,334 shares) in Law Enforcement Associates from Sirchie Finger Print Laboratories, Inc. and John Carrington. Based on the change in ownership, the Company’s net operating loss carry forward may be subject to certain limitations in any one year.

Deferred taxes have been classified on the consolidated balance sheet as follows:

	2007	2006
Current assets	$769,338	$242,480
Non-current assets	296,147	193,747
	$1,065,485	$436,227

3.         INCOME TAXES (Continued)

At December 31, 2007 and 2006, the Company had $0 and $62,264, respectively in refundable income taxes related to loss carry-backs. The expense (benefit) of income taxes consists of the following at December 31, 2007 and 2006:

	2007	2006
Current:
Federal	$-	$22,781
State	-	3,108
Deferred	-	25,889
Total	(629,258)	40,237
	$(629,258)	$66,126

A reconciliation of the statutory federal income tax rate and effective rate is as follows at December 31:

	2007	2006

Statutory federal income tax rate	34%	34%
State income tax – net of federal benefit	3%	3%
Other	4%	(12)%
Effective tax rate	41%	25%

4.         STOCKHOLDERS’ EQUITY TRANSACTIONS

On May 3, 2007, the Company issued 130,000 shares of restricted common stock valued at $84,240 to an entity for services.

On October 16, 2007, the Company completed the acquisition of certain assets of Advanced Vehicle Systems, LLC, a Florida Limited Liability Company (“AVS”). The Company purchased all of AVS' designs, drawings, name and intellectual property rights. The purchase price for the assets acquired was 375,000 shares of the Company’s restricted common stock plus the cost of the usable inventory. In addition, the Company provided the seller a put option on 1,200,000 shares. This put option gives the seller the right to sell up to 1,200,000 shares back to the Company for $1.25 per share on August 1, 2009.  In addition, the Company issued an additional 25,000 shares of its common stock to settle a lawsuit which the Wortley’s had filed against the Company. Subsequently in January 2008, the Company purchased for cash approximately $129,000 in usable inventory.

5.         LEASE COMMITMENTS

Facility

The Company leased its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. (Sirchie).  Rent expense incurred under this lease for the years ended December 31, 2007 and 2006 was $177,950 and $170,200, respectively. Subsequent to yearend, the above lease has been terminated.

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. We currently lease approximately 6,000 square feet of space for our recently acquired van division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the year ended December 31, 2007 was $4,750.

Effective March 2008, the Company moved its headquarters from the Youngsville facility and entered into a lease with Zabarsky Investments Ltd. L.P. We currently lease approximately 10,000 square feet of space for our new Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007:

Year ending December 31:
2008	$144,083
2009	152,000
2010	152,000
2011	152,000
2012	147,250
Later years	7,917
Total minimum payments required	$755,250

6.         CONCENTRATION OF RISK

The Company places its cash in high credit quality financial institutions. During 2007 and 2006 the Company had on deposit funds in excess of the $100,000 Federal Deposit Insurance Corporation (FDIC) insured limits. At December 31, 2007 and 2006, the Company had $317,468 and $421,121, respectively, on deposit in excess of the FDIC insured limits.

For the years ended December 31, 2007 and 2006, sales to one customer accounted for 10% and 16% of total sales, respectively.

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

During 2007, the Company recognized a non-cash charge of $268,290 on our patents related to the stun pistol. This decision was based upon an analysis of recoverability and the fact that the patents have provided no income to date. However, we are currently   negotiating   with   several   companies to license the manufacture and sale of that weapon and to sell our patents.

Intangible assets consist of the following at December 31, 2007 and 2006:

	Estimated Life	2007	2006
Patents	15 years	$747,961	$1,016,250
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	0
AVS Engineered Drawings	15 years	230,000	0
AVS Trade Name	15 years	190,000	0
		3,448,961	2,907,329
Less accumulated amortization		565,419	386,576
	Total intangibles, net	$2,883,542	$2,520,753

Amortization expense for the years ended December 31, 2007 and 2006 was $178,843 and $164,850, respectively. Estimated future amortization expense is as follows at December 31, 2007:

Year	Amount
2008	$232,017
2009	232,017
2010	232,017
2011	232,017
2012	232,017
Future Years	1,723,459
$2,883,542

8.         LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR (4.60% and 5.32% at December 31, 2007 and 2006, respectively) plus 3%.  Substantially all the assets of the Company are pledged to secure the line. The line requires maintenance of a minimum net worth of $3.5 million and matures in June 2008. At December 31, 2007 the Company had $200,000 outstanding on the line of credit. There were no borrowings under the line during the year ended December 31, 2006. At December 31, 2007, the Company was in compliance with all covenants.

9.         NOTE PAYABLE

In September 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note required 34 monthly payments of $10,000 and had a deferred interest rate of 5%. The note balance as of December 31, 2006 was $40,000 and was paid in full in 2007.

10.       PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. Employer discretionary matches totaled $61,796 and $36,185 for the years ended December 31, 2007 and 2006, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company made no profit sharing contributions for both the years ended December 31, 2007 and 2006.

11.       RELATED PARTY TRANSACTIONS

For the year ended December 31, 2007, the Company paid $343,568 to Sirchie for purchases and received $2,045 from Sirchie for sales. At December 31, 2007, the Company had $1,847 in accounts payable due to Sirchie. During 2007 the Company entered into an agreement to pay consulting fees to a major stockholder of both Sirchie and the Company. Such fees were $5,000 for the year ended December 31, 2007.

The Company leased its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc.  Rent expense incurred under this lease for the years ended December 31, 2007 and 2006 was $177,950 and $170,200, respectively.

12.       ROYALTY COMMITTMENTS

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company is obligated to pay the licensor minimum guaranteed royalties as follows at December 31, 2007:

2008	$60,952
2009	126,667
2010	50,000
Total	$237,619

Royalty expense for the year ended December 31, 2007 was $26,612.

13.       REDEEMABLE COMMON STOCK

On October 16, 2007, the Company acquired certain assets of Advanced Vehicle Systems, LLC, a Florida Limited Liability Company (“AVS”). The Company purchased all of AVS' designs, drawings, name and intellectual property rights. As part of the purchase price, the Company provided the seller a put option on 1,200,000 shares. This put option gives the seller the right to sell up to 1,200,000 shares back to the Company for $1.25 per share on August 1, 2009.

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities.” Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. The Company accretes changes in the redemption value over the period from the date of issuance using the interest method.

14.       CONSULTING AGREEMENTS

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

Upon execution of this agreement the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts (see Note 4). Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement is terminated. For the twelve months ended December 31, 2007, the Company incurred $40,000 in consulting fees.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm in an effort to market the new Graffiti Cam. The term of the agreement is for one year commencing on August 1, 2007. The Company will pay a monthly fee of $20,000 plus out-of-pocket costs until the agreement is terminated. The agreement can be terminated by either party with 90 days advance notice to the other party. For the twelve months ended December 31, 2007, the Company recognized $103,760 in consulting fees. Subsequent to year-end, this agreement has been terminated.

15.       NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning after December 15, 2008. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

16.       SUBSEQUENT EVENT

On January 15, 2008, Raymond James Financial, Inc. through its subsidiary, Sirchie Acquisition Company, LLC, acquired 51% interest (13,149,334 shares) in Law Enforcement Associates from Sirchie Finger Print Laboratories, Inc. and John Carrington.