Form 10-Q
period 2008-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2008-05-15
CIK 1165921

Form 10Q LAW ENFORCEMENT ASSOCIATES CORP - AID Filed: May 15, 2008 (period: March 31, 2008) Quarterly report filed by small businesses

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008
Commission File No. 000-49907

Law Enforcement Associates Corporation
(Name of Small Business Issuer in Its Charter)

Nevada	56-2267438
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

2609 Discovery Drive Suite 125, Raleigh, North Carolina 27616
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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one)

Large Accelerated filer_Accelerated filer_Non-accelerated filer_Smaller Reporting Company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report: 25,782,433 Shares of Common Stock (no par value).

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	2008	2007
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$48,229	$325,244
Trade accounts receivable (net of allowance for doubtful
accounts of $20,000 and $33,205 at March 31, 2008
and December 31, 2007, respectively)	1,204,622	713,067
Inventories	1,591,211	1,256,346
Prepaid expenses	31,740	19,083
Prepaid insurance	43,832	19,104
Deferred tax asset-current	757,943	769,338

Total current assets	3,677,577	3,102,182

Property and equipment, net	250,765	257,025

Other assets:
Intangibles, net	2,826,892	2,883,542
Deferred tax asset less current portion	296,147	296,147
Total other assets	3,123,039	3,179,689

Total assets	$7,051,381	$6,538,896

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	2008	2007
Liabilities and Stockholders' Equity	(Unaudited)	(Audited)
Current liabilities:
Trade accounts payable	$685,393	$593,515
Line of credit	525,000	200,000
Accrued expenses:
Compensation and payroll taxes	93,298	120,304
Profit sharing plan	80,422	61,796
Warranty provision	54,591	59,911
Professional fees	112,250	92,862
Customer deposits	70,307	24,533
Total current liabilities	1,621,261	1,152,921

Total liabilities	1,621,261	1,152,921

Common stock, subject to possible redemption	1,363,721	1,338,170
1,200,000 shares, at redemption value

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,782,433 issued and outstanding at March 31, 2008
and December 31, 2007	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(954,353)	(972,947)
Total stockholders' equity	4,066,399	4,047,805

Total liabilities and stockholders' equity	$7,051,381	$6,538,896

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations and Retained Earnings
for the three months ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$1,979,659	$1,765,054

Cost of sales	1,172,651	989,862

Gross profit	807,008	775,192

Research and development	9,204	24,072
Operating expenses	744,306	679,756

Total operating expenses	753,510	703,828

Net income before other income (expense) and provision for
income taxes	53,498	71,364

Other income (expense):
Other income	6,606	0
Interest income	1,012	0
Interest expense	(5,575)	(372)
Interest accretion	(25,551)	0

Total other income (expense)	(23,508)	(372)

Net income before provision for income taxes	29,990	70,992

Provision for income taxes	11,396	16,089

Net income	18,594	54,903

Retained earnings/(accumulated deficit) beginning of period	(972,947)	58,091

Retained earnings/(accumulated deficit) end of period	$(954,353)	$112,994

Net income per weighted average share, basic	$0.00	$0.00

Weighted average number of shares	25,782,433	25,252,433

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Cash Flows
for the three months ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$18,594	$54,903
Adjustments to reconcile net income to net cash provided
by operations:
Depreciation and amortization	76,089	60,494
Put option discount expense	25,551	0
Deferred taxes	11,396	16,091
(Increase) decrease in assets:
Trade accounts receivable	(491,555)	324,688
Inventories	(334,865)	(129,219)
Refundable income taxes	0	10,070
Prepaid insurance and other assets	(37,385)	(24,073)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	97,566	(56,765)
Customer deposits	45,774	(35,285)
Net cash provided (used) by operating activities	(588,835)	220,904

Cash flows from investing activities:
Payments for deferred charges	0	372
Capital expenditures	(13,180)	(23,270)
Net cash provided (used) in investing activities	(13,180)	(22,898)

Cash flows financing activities:
Net borrowings under line of credit agreement	325,000	0
Payments on long-term debt	0	(30,000)
Net cash provided (used) in financing activities	325,000	(30,000)
Net increase (decrease) in cash	(277,015)	168,006
Cash at beginning of the period	325,244	452,124
Cash at end of the period	$48,229	$620,130

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$5,575	$372
Cash paid for income taxes	$0	0

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended on December 31, 2007 on Form 10-KSB of Law Enforcement Associates Corporation as filed with the Securities and Exchange  Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 30, 2008.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)

Inventories consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw Materials	$668,585	$625,247
Work-in-process	164,429	90,098
Finished goods	758,197	541,001
	$1,591,211	$1,256,346

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

Net Income Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. There are no common stock equivalents for the Company at March 31, 2008.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranty

The Company provides a provision for estimated warranty repairs. The accrued warranty provision was $54,591 and $59,911 at March 31, 2008 and December 31, 2007, respectively.

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the three months ended March 31, 2008 and 2007, advertising costs were $16,032 and $10,442, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $9,204 and $24,072 for the three months ended March 31, 2008 and 2007, respectively.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

2. PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property and equipment, at March 31, 2008 and December 31, 2007:

		March 31,	December 31,
	Useful Life	2008	2007
Office furniture & equipment	5 to 7 years	$112,576	$107,623
Leasehold improvements	7 years	6,727	5,139
Vehicles	3 to 5 years	101,129	101,129
Machinery & equipment	5 to 7 years	460,532	459,032
		680,964	672,922
Less accumulated depreciation		430,199	415,898
		$250,765	$257,025

Depreciation expense for the three months ended March 31, 2008 and 2007 was $19,440 and $19,281, respectively.

3. INCOME TAXES

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities.

On January 15, 2008, Raymond James Financial, Inc. through its subsidiary, Sirchie Acquisition Company, LLC, acquired 51% interest (13,149,334 shares) in Law Enforcement Associates from Sirchie Finger Print Laboratories, Inc. and John Carrington. Based on the change in ownership, the Company’s net operating loss carry forward may be subject to certain limitations in any one year.

Current tax expense is the only component present in the provision for income taxes in the accompanying statement of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows at March 31:

	2008	2007

Statutory federal income tax rate	34%	34%
State income tax - net of federal benefit	3%	3%
Other	1%	4%
Effective tax rate	38%	41%

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

4. LEASE COMMITMENTS

Facility

The Company leased its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. Rent expense incurred under this lease for the quarters ended March 31, 2008 and 2007 was $32,237 and $42,850, respectively. This lease was terminated during the 1st quarter of 2008.

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. We currently lease approximately 6,000 square feet of space for our recently acquired van division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the quarter ended March 31, 2008 was $14,250.

Effective March 2008, the Company moved its headquarters from the Youngsville facility and entered into a lease with Zabarsky Investments Ltd. L.P. We currently lease approximately 10,000 square feet of space for our new Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the quarter ended March 31, 2008 was $15,833.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2008:

Quarter ending March 31:

Remainder of 2008	$114,000

2009	152,000
2010	152,000
2011	152,000
2012	147,250
Later years	7,917

Total minimum payments required	$725,167

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

5. CONCENTRATION OF RISK

For the three months ended March 31, 2008 and 2007, sales to one customer accounted for 33% and 36% of total sales, respectively.

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

Intangible assets consist of the following at March 31, 2008 and December 31, 2007:

		March 31,	December 31,
	Estimated Life	2008	2007
Patents	15 years	$747,961	$747,961
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	190,000	190,000
		3,448,961	3,448,961
Less accumulated amortization		622,069	565,419
Total intangibles, net		$2,826,892	$2,883,542

Amortization expense for the quarters ended March 31, 2008 and 2007 was $56,649 and $41,213, respectively. Estimated future amortization expense is as follows at March 31, 2008:

Year	Amount
Remainder of 2008	$169,948
2009	226,597
2010	226,597
2011	226,597
2012	226,597
Future Years	1,750,558
$2,826,892

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

7. LINE OF CREDIT

The Company has a $750,000 line of credit with a bank, which bears interest at LIBOR (2.70% and 4.60% at March 31, 2008 and December 31, 2007, respectively) plus 3%.  Substantially all the assets of the Company are pledged to secure the line. The line requires maintenance of a minimum net worth of $3.5 million and matures in June 2008. At March 31, 2008 and December 31, 2007, the Company had $525,000 and $200,000, respectively outstanding on the line of credit. At March 31, 2008, the Company was in compliance with all covenants.

8. PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. The Company recognized expense of $18,626 and $17,178 for employer discretionary matches for the three months ended March 31, 2008 and 2007, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company did not accrue a profit sharing contribution for the three months ended March 31, 2008 and 2007.

9. ROYALTY COMMITMENTS

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company be obligated to pay the licensor minimum guaranteed royalties as follows at March 31, 2008:

Year	Amount
Remainder of 2008	$54,452
2009	126,667
2010	50,000
Total	$231,119

Royalty expense for the three months ended March 31, 2008 was $6,500.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

10.	REDEEMABLE COMMON STOCK

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

11.	CONSULTING AGREEMENTS

On May 3, 2007, the Company entered into an agreement with an entity to act as the placement agent and financial advisor to the Company. This entity identifies prospective purchasers of debt and/or equity securities to be issued by the Company and prospective companies to be purchased or acquired by the Company either by debt and/or equity securities or by assets acquired by the Company. Pursuant to the terms of the agreement, the entity will be compensated for successful security placements and services rendered in connection with acquisitions by the Company upon the closing of each sale of securities by the Company. This entity shall act as the Company’s exclusive placement agent and exclusive financial advisor for a period of 120 days beginning on the effective date of the agreement. Thereafter, the entity shall act as the Company’s non-exclusive placement agent and non-exclusive financial advisor until terminated by either party upon 10 days notice to the other party.

Upon execution of this agreement the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts. Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement is terminated. For the quarter ended March 31, 2008, the Company incurred $15,447 in consulting fees.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm in an effort to market the new Graffiti Cam. The term of the agreement is for one year commencing on August 1, 2007. The Company will pay a monthly fee of $20,000 plus out-of-pocket costs until the agreement is terminated. The agreement can be terminated by either party with 90 days advance notice to the other party. For the quarter ended March 31, 2008, the Company recognized $52,103 in consulting fees. The Company terminated this agreement during the 1st quarter of 2008.

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Revenues

Revenues for the three months ended March 31, 2008, were $1,979,659 as compared to $1,765,054 for the three months ended March 31, 2007, which represents an increase of $214,605 (12.2%). The increase in revenues is due to strong demand for our Birddog GPS Surveillance System as well as the new Graffiti Cam System.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $807,008 as compared to $775,192 for the three months ended March 31, 2007, an increase of $31,816 (4.1%). As a percentage of net sales, our gross margin was 40.8% for the quarter as compared to 43.9% in the same period last year. The decrease in gross margin percentage is due to an increase in costs related to the new surveillance vehicle division ramp-up as well as an increase in allocated labor and overhead from S,G&A expenses. The allocation increase represents approximately half of the reduction in gross margin percentage.

Operating Expenses

Operating Expenses incurred for the three months ended March 31, 2008 were $744,306 as compared to $679,756 for the three months ended March 31, 2007, an increase of $64,550 (9.5%). The majority of the increase was due to relocation expenses of approximately $30,000 related to the movement of our operations to Raleigh. The Company also recognized an increase in consulting fees of approximately $60,000 as compared to the 1st quarter of 2007. The increase in consulting fees represented marketing efforts from the introduction of the Graffiti Cam System. The majority of these consulting fees are non-recurring. As a percentage of revenue, total operating expenses (including research and development expenses) was 38.1% compared to 39.9% for the comparative period.

Income and Earnings Per Share

Our net income for the three months ended March 31, 2008 was $18,594 compared to a net income of $54,903 for the three months ended March 31, 2007, a decrease of $36,309. This decrease in net income is attributable to the factors outlined above, as well as non-cash interest expense incurred of approximately $25,000 related to the amortization of the AVS put option. Net income per weighted average share was $0.00 for the three months ended March 31, 2008, as compared to $0.00 for the three months ended March 31, 2007.

Net income for the 1st Quarter was affected by several non-cash items including amortization ($56,649), depreciation ($19,440), interest accretion ($25,551), and income tax provision ($11,396). For the three months ended March 31, 2008 non-cash items totaled $113,036 versus $76,583 during the same period last year.

Liquidity and Capital Resources

At March 31, 2008, working capital was $2,056,316 as compared with $1,949,261 at December 31, 2007, an increase of $107,055 (5.5%). As of March 31, 2008, we had a cash balance on hand of $48,229 and no long term debt. We continue to have a line of credit with Wachovia Bank in the amount of $750,000. As of March 31, 2008, the Company had an outstanding balance of $525,000.

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

Research and Development

In the first quarter of 2008, the Company incurred expenses of $9,204 on research and development as compared to $24,072 in the first quarter of 2007.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officers have concluded (based upon an evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of this evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.     Exhibits

31.1	Certification of the Principal Executive Officer of Law Enforcement Associates Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of Law Enforcement Associates Corporation pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Law Enforcement Associates Corporation

May 14, 2008	By:	/s/ Paul Feldman
Paul Feldman
President and Chief Executive Officer

By:	/s/ Paul Briggs
Paul Briggs
Chief Financial Officer and Principal Accounting Officer