Form 10-Q
period 2008-06-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2008-08-14
CIK 1165921

Form 10Q LAW ENFORCEMENT ASSOCIATES CORP - AID Filed: August 14, 2008 (period: June 30, 2008) Quarterly report filed by small businesses

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008
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

Large Accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    __                           No  X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report: 25,782,433 Shares of Common Stock (no par value).

PART I: FINANCIAL INFORMATION

Item 1 -	Financial Statements

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

Item 4T -	Controls and Procedures

PART II: OTHER INFORMATION

Item 1 -	Legal Proceedings

Item 2 -	Changes in Securities

Item 3 -	Defaults Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 5 -	Other Information

Item 6 -	Exhibits

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$41	$325,244
Trade accounts receivable (net of allowance for doubtful
accounts of $20,000 and $33,205 at June 30, 2008
and December 31, 2007, respectively)	712,689	713,067
Inventories	1,500,810	1,256,346
Prepaid expenses	67,301	38,187
Deferred tax asset-current	90,219	769,338

Total current assets	2,371,060	3,102,182

Property and equipment, net	199,923	257,025

Other assets:
Intangibles, net	2,770,243	2,883,542
Deferred tax asset less current portion	1,042,694	296,147
Total other assets	3,812,937	3,179,689

Total assets	$6,383,920	$6,538,896

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Liabilities and Stockholders' Equity	(Unaudited)	(Audited)
Current liabilities:
Trade accounts payable	$573,893	$570,975
Line of credit	175,000	200,000
Accrued expenses	305,482	357,413
Customer deposits	40,812	24,533
Total current liabilities	1,095,187	1,152,921

Total liabilities	1,095,187	1,152,921

Commitments and Contingencies

Common stock, subject to possible redemption
1,200,000 shares, at redemption value	1,389,272	1,338,170

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,782,433 issued and outstanding at June 30, 2008
and December 31, 2007	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(1,121,291)	(972,947)
Total stockholders' equity	3,899,461	4,047,805

Total liabilities and stockholders' equity	$6,383,920	$6,538,896

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations and Retained Earnings
for the Six Months Ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$3,828,359	$3,777,036

Cost of sales	2,499,910	2,298,037

Gross profit	1,328,449	1,478,999

Research and development	39,892	40,620
Operating expenses	1,406,544	1,389,375

Total operating expenses	1,446,436	1,429,995

Operating income (loss)	(117,987)	49,004

Other income (expense):
Loss on sale of assets	(43,666)	0
Other income	6,606	0
Interest income	1,320	1,035
Interest expense	(10,943)	(701)
Interest accretion	(51,102)	0

Total other income (expense)	(97,785)	334

Net income (loss) before income taxes	(215,772)	49,338

Income tax provision (benefit)	(67,428)	9,319

Net income (loss)	$(148,344)	$40,019

Earnings per weighted average share, basic	$(0.01)	$0.00

Weighted average number of shares	25,782,433	25,294,809

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations and Retained Earnings
for the Three Months Ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$1,848,700	$2,011,982

Cost of sales	1,327,259	1,308,175

Gross profit	521,441	703,807

Research and development	30,688	16,548
Operating expenses	662,238	709,619

Total operating expenses	692,926	726,167

Operating loss	(171,485)	(22,360)

Other income (expense):
Loss on sale of assets	(43,666)	0
Interest income	308	1,035
Interest expense	(5,368)	(329)
Interest accretion	(25,551)	0

Total other income (expense)	(74,277)	706

Net loss before provision for income taxes	(245,762)	(21,654)

Income tax benefit	(78,824)	(6,770)

Net loss	$(166,938)	$(14,884)

Earnings per weighted average share, basic	$(0.01)	$0.00

Weighted average number of shares	25,782,433	25,336,719

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(148,344)	$40,019
Adjustments to reconcile net income to net cash provided
by operations:
Depreciation and amortization	151,503	121,599
Put option discount expense	51,102	0
Deferred taxes	(67,428)	9,501
Loss on sale of assets	43,666	0
Change in allowance for doubtful accounts	(13,205)	0
Change in inventory reserves	(64,437)	0
Common stock issued for services	0	84,240
(Increase) decrease in assets:
Trade accounts receivable	13,583	(58,105)
Inventories	(180,027)	(173,037)
Refundable income taxes	0	10,070
Prepaid insurance and other assets	(29,114)	(36,229)
Increase (decrease) in liabilities:
Trade accounts payable and accrued expenses	(49,013)	145,665
Customer deposits	16,279	13,131
Net cash provided (used) by operating activities	(275,435)	156,854

Cash flows from investing activities:
Payments for deferred charges	0	413
Proceeds from sale of property and equipment	6,000	0
Capital expenditures	(30,768)	(26,799)
Net cash provided (used) in investing activities	(24,768)	(26,386)

Cash flows financing activities:
Net payments under line of credit agreement	(25,000)	0
Payments on long-term debt	0	(40,000)
Net cash provided (used) in financing activities	(25,000)	(40,000)
Net increase (decrease) in cash	(325,203)	90,468
Cash at beginning of the period	325,244	452,124
Cash at end of the period	$41	$542,592

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$10,943	$702
Cash paid for income taxes	$0	0

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

1.         SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared by Law Enforcement Associates Corporation (the “Company”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10KSB for the fiscal year ended December 31, 2007.

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of June 30, 2008 and 2007. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

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
 (unaudited)

1.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expense.

Net Income Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. There are no common stock equivalents for the Company at June 30, 2008.

Product Warranty

The Company provides a provision for estimated warranty repairs. The accrued warranty provision was $55,487 and $59,911 at June 30, 2008 and December 31, 2007, respectively.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

1.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the six months ended June 30, 2008 and 2007, advertising costs were $47,263 and $30,280, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $39,892 and $40,620 for the six months ended June 30, 2008 and 2007, respectively.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 for financial assets and financial liabilities is effective for the Company beginning January 1, 2008. On January 1, 2009, the beginning of the next fiscal year, the standard will also apply to non-financial assets and non-financial liabilities of the Company. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements. FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities. The Company believes that the impact of these items upon adoption will not be material to its consolidated financial statements.

In February 2007, the FASB issued SFAS No., 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statements No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements as management did not elect the fair value measurement option under the provisions of SFAS 159 for any of the Company’s financial assets or liabilities.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning after December 15, 2008. The Company believes that the impact of these items upon adoption will not be material to its consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

2.         INVENTORIES

Inventories consist of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Raw Materials	$662,838	$625,247
Work-in-process	164,531	90,098
Finished goods	673,441	541,001
	$1,500,810	$1,256,346

The provision for excess, obsolete or slow-moving was $135,428 and $199,865 at June 30, 2008 and December 31, 2007, respectively.

3.         PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at June 30, 2008 and December 31, 2007:

		June 30,	December 31,
	Useful Life	2008	2007
Office furniture & equipment	5 to 7 years	$95,905	$107,623
Leasehold improvements	7 years	14,218	5,139
Vehicles	3 to 5 years	101,129	101,129
Machinery & equipment	5 to 7 years	291,420	459,032
		502,672	672,922
Less accumulated depreciation		302,749	415,898
		$199,923	$257,025

Depreciation expense for the six months ended June 30, 2008 and 2007 was $38,205 and $39,174, respectively.

4.         INCOME TAXES

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company for the tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities.

On January 15, 2008, Raymond James Financial, Inc. through its subsidiary, Sirchie Acquisition Company, LLC, acquired 51% interest (13,149,334 shares) in Law Enforcement Associates from Sirchie Finger Print Laboratories, Inc. and John Carrington. Based on the change in ownership, the Company’s net operating loss carry forward may be subject to certain limitations in any one year. Therefore, these net operating loss carryforwards have been classified as long-term in the consolidated balance sheet at June 30, 2008.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

4.         INCOME TAXES (Continued)

Current tax expense (benefit) is the only component present in the provision for income taxes in the accompanying statement of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows at June 30:

	2008	2007

Statutory federal income tax rate	34%	34%
State income tax - net of federal benefit	1%	3%
Other	(4%)	4%
Effective tax rate	31%	41%

The Company is no longer subject to U.S. Federal and State examinations by tax authorities for years before 2004.

5.         LEASE COMMITMENTS

Facility

The Company formally leased its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. Rent expense incurred under this lease for the six months ended June 30, 2008 and 2007 was $32,237 and $86,300, respectively. This lease was terminated during the 1st quarter of 2008.

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for our recently acquired van division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the six months ended June 30, 2008 was $28,500.

Effective March 2008, the Company moved its headquarters from the Youngsville facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for our new Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the six months ended June 30, 2008 was $39,583.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2008:

Remainder of 2008	$80,20
2009	160,415
2010	160,415
2011	160,415
2012	153,782
Later years	8,631
Total minimum payments required	$723,866

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

6.         CONCENTRATION OF RISK

At December 31, 2007 and various times during 2008 and 2007, the Company maintained deposits in excess of Federal Deposit Insurance Corporation insured limits.

For the six months ended June 30, 2008 and 2007, sales to one customer accounted for 17% and 17% of total sales, respectively.

7.         INTANGIBLE ASSETS

Patent costs include the acquired costs of obtaining patents. Costs for patents are capitalized and amortized over the estimated useful life of the patents, usually 15 years, using the straight-line method. In the event a patent is superseded, the unamortized cost will be written off immediately. Trade names, marketing list, and drawings/designs are tested at least annually for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company has determined that no impairment exists on the trade name, marketing list, and drawings/designs based on the undiscounted future cash flows generated by these assets.

Intangible assets consist of the following at June 30, 2008 and December 31, 2007:

		June 30,	December 31,
	Estimated Life	2008	2007
Patents	15 years	$747,961	$747,961
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	190,000	190,000
		3,448,961	3,448,961
Less accumulated amortization		678,718	565,419
Total intangibles, net		$2,770,243	$2,883,542

Amortization expense for the six months ended June 30, 2008 and 2007 was $113,298 and $82,425, respectively. Estimated future amortization expense is as follows at June 30, 2008:

Year	Amount
Remainder of 2008	$113,298
2009	226,597
2010	226,597
2011	226,597
2012	226,597
Future Years	1,750,557
$2,770,243

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

8.	LINE OF CREDIT

The Company had a $750,000 line of credit with a bank, which bears interest at LIBOR (2.46% and 4.60% at June 30, 2008 and December 31, 2007, respectively) plus 3%.  Substantially all the assets of the Company are pledged to secure the line. The line requires maintenance of a minimum net worth of $3.5 million. At June 30, 2008 and December 31, 2007, the Company had $175,000 and $200,000, respectively outstanding on the line of credit.

The Company’s existing line of credit matured in May 2008. The Company is currently in negotiations with other financial institutions to secure another line of credit. No assurance can be given that we will be able to obtain financing on acceptable terms, if at all. As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of some of our products.

9.         PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. The Company recognized expense of $41,176 and $29,196 for employer discretionary matches for the six months ended June 30, 2008 and 2007, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company did not accrue a profit sharing contribution for the six months ended June 30, 2008 and 2007.

10.       ROYALTY COMMITMENTS

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company be obligated to pay the licensor minimum guaranteed royalties as follows at June 30, 2008:

Year	Amount
Remainder of 2008	$40,000
2009	126,667
2010	50,000
Total	$216,667

Royalty expense for the six months ended June 30, 2008 was $13,000.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

11.	REDEEMABLE COMMON STOCK

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

12.	CONSULTING AGREEMENTS

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

Upon execution of this agreement the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts. Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement is terminated. For the six months ended June 30, 2008, the Company incurred $37,412 in consulting fees. The Company terminated this agreement during the 2nd quarter of 2008.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm in an effort to market the new Graffiti Cam. The term of the agreement is for one year commencing on August 1, 2007. The Company will pay a monthly fee of $20,000 plus out-of-pocket costs until the agreement is terminated. The agreement can be terminated by either party with 90 days advance notice to the other party. For the six months ended June 30, 2008, the Company recognized $69,573 in consulting fees. The Company terminated this agreement during the 1st quarter of 2008.

ITEM 2. RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Revenues

Revenues for the three months ended June 30, 2008, were $1,848,700 as compared to $2,011,982 for the three months ended June 30, 2007, which represents a decrease of $163,282 (8.1%). The decrease in revenues is due to the recognition timing of a recurring large federal government order. The Company recognized this recurring order in the first quarter of 2008 versus the second quarter of 2007.

Gross Profit

Gross profit for the three months ended June 30, 2008 was $521,441 as compared to $703,807 for the three months ended June 30, 2007, a decrease of $182,366 (25.9%). As a percentage of net sales, our gross margin was 28.2% for the quarter as compared to 35.0% in the same period last year. The decrease in gross margin percentage is due to an increase in costs related to the new surveillance vehicle division ramp-up. Management expects gross margin to return to historical levels during the 3rd quarter as we continue to ship surveillance vehicle orders.

Operating Expenses

Operating Expenses incurred for the three months ended June 30, 2008 were $692,926 as compared to $726,167 for the three months ended June 30, 2007, a decrease of $33,241 (4.6%). The majority of the decrease resulted from stock compensation issued to a third party during the 2nd quarter of 2007. This decrease was partially offset by an increase in consulting expense and amortization expense as compared to the same period last year. Management expects consulting fees to reduce significantly for the remainder of 2008 due to the termination of two consulting agreements. The increase in amortization is due to acquired intangible assets during the 4th quarter of 2007. As a percentage of revenue, total operating expenses (including research and development expenses) was 37.5% compared to 36.1% for the comparative period.

Income and Earnings Per Share

Our net loss for the three months ended June 30, 2008 was ($166,938) compared to a net loss of ($14,884) for the three months ended June 30, 2007, an increase of $152,054. This increase in our net loss is attributable to the factors outlined above, as well as non-cash interest expense incurred of approximately $25,000 related to the interest accretion of the AVS put option. The Company also recognized a loss on the sale of assets of approximately $44,000. The Company sold aging test equipment to a third party during the 2nd quarter of 2008. Net income per weighted average share was ($0.01) for the three months ended June 30, 2008, as compared to $0.00 for the three months ended June 30, 2007.

Net income for the 2nd Quarter was affected by several non-cash items including amortization ($56,649), depreciation ($18,765), interest accretion ($25,551), and loss on sale of assets ($43,666). For the three months ended June 30, 2008, non-cash items totaled $144,631 versus $61,105 during the same period last year.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Revenues

Revenues for the six months ended June 30, 2008, were $3,828,359 as compared to $3,777,036 for the six months ended June 30, 2007, which represents an increase of $51,323 (1.3%). The increase in revenues is due to the initial vehicle surveillance orders shipped during the 2nd quarter.

Gross Profit

Gross profit for the six months ended June 30, 2008 was $1,328,449 as compared to $1,478,999 for the six months ended June 30, 2007, a decrease of $150,550 (10.2%). As a percentage of net sales, our gross margin was 34.7% for the six months ended June 30, 2008 as compared to 39.2% in the same period last year. The decrease in gross margin percentage is due to an increase in costs related to the new surveillance vehicle division ramp-up.

Operating Expenses

Operating Expenses incurred for the six months ended June 30, 2008 were $1,446,436 as compared to $1,429,995 for the six months ended June 30, 2007, an increase of $16,441 (1.1%). The majority of the increase was due to relocation expenses of approximately $30,000 related to the movement of our operations to Raleigh during the 1st quarter. The Company also recognized an increase in consulting fees of approximately $107,000 as compared to the same period last year. The increase in consulting fees represented marketing efforts from the introduction of the Graffiti Cam System. Management expects consulting fees to reduce significantly for the remainder of 2008 due to the termination of two consulting agreements. These increases were partially offset by stock compensation issued to a third party in the amount of approximately $84,000 during the 2nd quarter of 2007. As a percentage of revenue, total operating expenses (including research and development expenses) was 37.7% compared to 37.9% for the comparative period.

Income and Earnings Per Share

Our net loss for the six months ended June 30, 2008 was ($148,344) compared to net income of $40,019 for the six months ended June 30, 2007, a decrease of $188,363. This decrease in net income is attributable to the factors outlined above, as well as non-cash interest expense incurred of approximately $51,000 related to the interest accretion of the AVS put option. During the 2nd quarter, the Company also recognized a loss on the sale of assets of approximately $44,000. Amortization expense increased by approximately $31,000 resulting from acquired intangible assets during the 4th quarter of 2007. Net income per weighted average share was ($0.01) for the six months ended June 30, 2008, as compared to $0.00 for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, working capital was $1,275,873 as compared with $1,949,261 at December 31, 2007, a decrease of $673,388. During the 2nd quarter, the Company reclassified the majority of our deferred tax asset to a non-current asset. The Company’s $750,000 line of credit with Wachovia Bank matured in May 2008. As of June 30, 2008, the Company had an outstanding balance of $175,000. The Company is currently negotiating with other financial institutions to secure a line of credit.

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

Research and Development

In the six months ended June 30, 2008, the Company incurred expenses of $39,892 on research and development as compared to $40,620 in the six months ended June 30, 2007.

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

Law Enforcement Associates Corporation

Dated: August 14, 2008	By:	/s/ Paul Feldman
Paul Feldman
President and Chief Executive Officer

By:	/s/ Paul Briggs
Paul Briggs
Chief Financial Officer and Principal Accounting Officer