Form 10-Q
period 2008-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2008-11-06
CIK 1165921

Form 10Q LAW ENFORCEMENT ASSOCIATES CORP - AID Filed: November 6, 2008 (period: September 30, 2008) Quarterly report filed by small businesses

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008
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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one)

Large Accelerated filer                                                      Accelerated filer   Non-accelerated filer   Smaller Reporting Company    X

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$23,364	$325,244
Trade accounts receivable (net of allowance for doubtful
accounts of $30,000 and $33,205 at September 30, 2008
and December 31, 2007, respectively)	1,518,980	713,067
Inventories	1,417,098	1,256,346
Prepaid expenses	62,713	38,187
Deferred tax asset-current	199,454	769,338

Total current assets	3,221,609	3,102,182

Property and equipment, net	183,795	257,025

Other assets:
Intangibles, net	2,563,594	2,883,542
Deferred tax asset less current portion	889,367	296,147
Total other assets	3,452,961	3,179,689

Total assets	$6,858,365	$6,538,896

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Liabilities and Stockholders' Equity	(Unaudited)	(Audited)
Current liabilities:
Trade accounts payable	$890,178	$570,975
Line of credit	175,000	200,000
Accrued expenses	374,758	357,413
Customer deposits	7,744	24,533
Total current liabilities	1,447,680	1,152,921

Total liabilities	1,447,680	1,152,921

Commitments and Contingencies

Common stock, subject to possible redemption
1,200,000 shares, at redemption value	1,414,823	1,338,170

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,782,433 issued and outstanding at September 30, 2008
and December 31, 2007	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(1,024,890)	(972,947)
Total stockholders' equity	3,995,862	4,047,805

Total liabilities and stockholders' equity	$6,858,365	$6,538,896

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations and Retained Earnings
for the Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$6,225,583	$5,091,554

Cost of sales	3,950,503	3,216,104

Gross profit	2,275,080	1,875,450

Research and development	52,401	72,716
Operating expenses	2,177,579	2,194,807

Total operating expenses	2,229,980	2,267,523

Operating income (loss)	45,100	(392,073)

Other income (expense):
Loss on sale of assets	(43,666)	0
Other income	11,935	0
Interest income	1,439	6,372
Interest expense	(13,434)	0
Interest accretion	(76,653)	0

Total other income (expense)	(120,379)	6,372

Net loss before income taxes	(75,279)	(385,701)

Income tax provision (benefit)	(23,336)	(159,492)

Net loss	$(51,943)	$(226,209)

Earnings per weighted average share, basic and diluted	$0.00	$(0.01)

Weighted average number of shares, basic and diluted	25,782,433	25,324,338

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations and Retained Earnings
for the Three Months Ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$2,397,224	$1,314,518

Cost of sales	1,450,593	918,067

Gross profit	946,631	396,451

Research and development	12,509	32,096
Operating expenses	771,035	805,432

Total operating expenses	783,544	837,528

Operating income (loss)	163,087	(441,077)

Other income (expense):
Loss on sale of assets	0	0
Other income	5,329	0
Interest income	119	6,038
Interest expense	(2,491)	0
Interest accretion	(25,551)	0

Total other income (expense)	(22,594)	6,038

Net income (loss) before provision for income taxes	140,493	(435,039)

Provision for income taxes (benefit)	44,092	(168,811)

Net income (loss)	$96,401	$(266,228)

Earnings per weighted average share, basic and diluted	$0.00	$(0.01)

Weighted average number of shares, basic and diluted	25,782,433	25,382,433

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(51,943)	$(226,209)
Adjustments to reconcile net income to net cash provided (used)
by operations:
Depreciation and amortization	374,280	182,470
Put option discount expense	76,653	0
Deferred taxes	(23,336)	(159,492)
Loss on sale of assets	43,666	0
Change in allowance for doubtful accounts	(3,205)	0
Change in inventory reserves	(33,349)	0
Common stock issued for services	0	84,240
(Increase) decrease in assets:
Trade accounts receivable	(802,708)	347,094
Inventories	(127,403)	(260,259)
Refundable income taxes	0	62,264
Prepaid insurance and other assets	(24,526)	(27,100)
Increase (decrease) in liabilities:
Trade accounts payable and accrued expenses	336,548	57,835
Customer deposits	(16,789)	14,517
Net cash provided (used) by operating activities	(252,112)	75,360

Cash flows from investing activities:
Payments for deferred charges	0	413
Proceeds from sale of property and equipment	6,000	0
Capital expenditures	(30,768)	(26,799)
Net cash provided (used) in investing activities	(24,768)	(26,386)

Cash flows financing activities:
Net payments under line of credit agreement	(25,000)	0
Payments on long-term debt	0	(40,000)
Net cash provided (used) in financing activities	(25,000)	(40,000)
Net increase (decrease) in cash	(301,880)	8,974
Cash at beginning of the period	325,244	452,124
Cash at end of the period	$23,364	$461,098

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$13,434	$957
Cash paid for income taxes	$1,855	0

The accompanying notes are an integral part of the consolidated financial statements.

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

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of September 30, 2008 and 2007. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the Company’s consolidated net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. There are no common stock equivalents for the Company at September 30, 2008.

Product Warranty

The Company provides a provision for estimated warranty repairs. The accrued warranty provision was $52,496 and $59,911 at September 30, 2008 and December 31, 2007, respectively.

Advertising

The Company expenses the production costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the nine months ended September 30, 2008 and 2007, advertising costs were $82,025 and $67,334, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statements of operations.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $52,401 and $72,716 for the nine months ended September 30, 2008 and 2007, respectively.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 for financial assets and financial liabilities is effective for the Company beginning January 1, 2008. On January 1, 2009, the beginning of the next fiscal year, the standard will also apply to non-financial assets and non-financial liabilities of the Company. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements. FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 effective January 1, 2008, did not have a material impact on its consolidated financial statements.

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

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

2. INVENTORIES

Inventories consist of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Raw Materials	$624,828	$625,247
Work-in-process	139,542	90,098
Finished goods	652,728	541,001
	$1,417,098	$1,256,346

The provision for excess, obsolete or slow-moving was $166,515 and $199,865 at September 30, 2008 and December 31, 2007, respectively.

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at September 30, 2008 and December 31, 2007:

		September 30,	December 31,
	Useful Life	2008	2007
Office furniture & equipment	5 to 7 years	$95,905	$107,623
Leasehold improvements	7 years	14,218	5,139
Vehicles	3 to 5 years	101,129	101,129
Machinery & equipment	5 to 7 years	291,420	459,032
		502,672	672,922
Less accumulated depreciation		318,877	415,898
		$183,795	$257,025

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $54,332 and $59,067, respectively.

4. INCOME TAXES

In accordance with SFAS 109, deferred income taxes and benefits are provided for the results of operations of the Company for the tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities.

On January 15, 2008, Raymond James Financial, Inc. through its subsidiary, Sirchie Acquisition Company, LLC, acquired 51% interest (13,149,334 shares) in Law Enforcement Associates from Sirchie Finger Print Laboratories, Inc. and John Carrington. Based on the change in ownership, the Company’s net operating loss carry forward may be subject to certain limitations in any one year. Therefore, these net operating loss carryforwards have been classified as long-term in the consolidated balance sheet at September 30, 2008.

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

5. LEASE COMMITMENTS

Facility

The Company formally leased its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. Rent expense incurred under this lease for the nine months ended September 30, 2008 and 2007 was $32,237 and $129,750, respectively. This lease was terminated during the 1st quarter of 2008.

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for our recently acquired van division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the nine months ended September 30, 2008 was $42,750.

Effective March 2008, the Company moved its headquarters from the Youngsville facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for our new Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the nine months ended September 30, 2008 was $63,333.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2008:

Remainder of 2008	$40,104
2009	160,415
2010	160,415
2011	160,415
2012	153,782
Later years	8,631
Total minimum payments required	$683,762

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

6. CONCENTRATION OF RISK

At December 31, 2007 and various times during 2008 and 2007, the Company maintained deposits in excess of Federal Deposit Insurance Corporation insured limits.

For the nine months ended September 30, 2008 and 2007, sales to one customer accounted for 11% and 13% of total sales, respectively. Another customer accounted for 12% of total sales for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, one customer accounted for 46% of total accounts receivable.

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

During the 3rd Quarter of 2008, the Company recognized a non-cash charge of $150,000 on our patents related to the stun pistol. This decision was based upon an analysis of recoverability and the fact that the patents have provided no income to date.

Intangible assets consist of the following at September 30, 2008 and December 31, 2007:

		September 30,	December 31,
	Estimated Life	2008	2007
Patents	15 years	$597,960	$747,961
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	190,000	190,000
		3,298,960	3,448,961
Less accumulated amortization		735,366	565,419
Total intangibles, net		$2,563,594	$2,883,542

Amortization expense for the nine months ended September 30, 2008 and 2007 was $169,948 and $123,403, respectively. Estimated future amortization expense is as follows at September 30, 2008:

Year	Amount
Remainder of 2008	$53,524
2009	214,097
2010	214,097
2011	214,097
2012	214,097
Future Years	1,653,682
$2,563,594

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

8. LINE OF CREDIT

The Company had a $750,000 line of credit with a bank, which bears interest at LIBOR (2.46% and 4.60% at June 30, 2008 and December 31, 2007, respectively) plus 3%.  Substantially all the assets of the Company are pledged to secure the line. The line required maintenance of a minimum net worth of $3.5 million. At September 30, 2008 and December 31, 2007, the Company had $175,000 and $200,000, respectively outstanding on the line of credit.

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

9. PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. The Company recognized expense of $59,871 and $48,116 for employer discretionary matches for the nine months ended September 30, 2008 and 2007, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company did not accrue a profit sharing contribution for the nine months ended September 30, 2008 and 2007.

10. ROYALTY COMMITMENTS

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2010 and calls for royalties based on the number of products sold. The agreement further specifies that the Company be obligated to pay the licensor minimum guaranteed royalties as follows at September 30, 2008:

Year	Amount
Remainder of 2008	$20,000
2009	126,667
2010	50,000
Total	$196,667

Royalty expense for the nine months ended September 30, 2008 was $33,000.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

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

Upon execution of this agreement the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts. Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement is terminated. For the nine months ended September 30, 2008, the Company incurred $37,412 in consulting fees. The Company terminated this agreement during the 2nd quarter of 2008.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm in an effort to market the new Graffiti Cam. The term of the agreement is for one year commencing on August 1, 2007. The Company will pay a monthly fee of $20,000 plus out-of-pocket costs until the agreement is terminated. The agreement can be terminated by either party with 90 days advance notice to the other party. For the nine months ended September 30, 2008, the Company recognized $69,573 in consulting fees. The Company terminated this agreement during the 1st quarter of 2008.

13. COMMITMENTS AND CONTINGENCIES

On September 12, 2008, the Company received a letter from the American Stock Exchange informing the Company that it is not in compliance with Section 1003(a)(ii) of the American Stock Exchange’s Company Guide because the Company does not have stockholders’ equity of $4,000,000 and has sustained losses from continuing operations and net losses in three of its four most recent fiscal years.  In addition, the American Stock Exchange is requesting that the Company reverse split its common stock. The Company was given until October 13, 2008 to submit a plan advising the AMEX of what action(s) it has taken or will take that will bring it into compliance with the continued listing standards identified in the letter.

The Company’s Board of Directors has determined that it is no longer in the Company’s best interest to maintain its listing on the American Stock Exchange, and gave notice to the Exchange of that decision on November 5, 2008.  One of the major factors in the decision was the Board’s rejection of the Exchange’s request to implement a reverse split of LEA’s common stock. The Board did not believe that a reverse split at this time would be beneficial to the Company’s stockholders.

14. LIQUIDITY AND CAPITAL RESOURCES

The Company’s existing line of credit matured in May 2008 with an outstanding balance of $175,000 and the Company has been unsuccessful in refinancing this obligation, obtaining new financing or raising additional capital. In addition, the Company has outstanding 1,200,000 shares of redeemable common stock, which becomes exercisable for $1.25 per share on August 1, 2009. There is no assurance that the Company will be able to obtain additional financing or capital on acceptable terms, if at all. If the Company is unsuccessful in its attempts, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis of Financial Condition is qualified by reference to and should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto as set forth in this document. We include the following cautionary statement in this Form 10-Q for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performances and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Revenues

Revenues for the three months ended September 30, 2008, were $2,397,224 as compared to $1,314,518 for the three months ended September 30, 2007, which represents an increase of $1,082,706 (82.4%). The majority of the increase is due to the recognition of a significant order during the 3rd quarter as well as the Company continuing to recognize revenue from the surveillance vehicle division.

Gross Profit

Gross profit for the three months ended September 30, 2008 was $946,631 as compared to $396,451 for the three months ended September 30, 2007, an increase of $550,180. As a percentage of net sales, our gross margin was 39.5% for the quarter as compared to 30.2% in the same period last year. Management expected the increase in gross margin during the 3rd quarter as we continued to ship surveillance vehicle orders and obtained better efficiencies related to the surveillance vehicle division.

Operating Expenses

Operating Expenses incurred for the three months ended September 30, 2008 were $783,544 as compared to $837,528 for the three months ended September 30, 2007, a decrease of $53,984 (6.4%). The decrease is mainly due to a significant reduction in consulting, accounting and legal fees during the 3rd quarter. The Company terminated two consulting agreements. This decrease was partially offset by an increase in amortization expense as compared to the same period last year and a non-cash charge of $150,000 on our patents related to the stun pistol. The increase in amortization is due to acquired intangible assets during the 4th quarter of 2007. As a percentage of revenue, total operating expenses (including research and development expenses) was 32.7% compared to 63.7% for the comparative period.

Income and Earnings Per Share

Our net income for the three months ended September 30, 2008 was $96,401 compared to a net loss of ($266,228) for the three months ended September 30, 2007, an increase of $362,629. This increase in net income is attributable to the factors outlined above; despite incurring non-cash interest expense of approximately $25,000 related to the interest accretion of the AVS put option and the non-cash charge of $150,000 on our patents related to the stun pistol. Net income (loss) per weighted average share was $0.00 for the three months ended September 30, 2008, as compared to ($0.01) for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Revenues

Revenues for the nine months ended September 30, 2008, were $6,225,583 as compared to $5,091,554 for the nine months ended September 30, 2007, which represents an increase of $1,134,029 (22.3%). The majority of the increase is due to the recognition of a significant order during the 3rd quarter as well as the Company continuing to recognize revenue from the surveillance vehicle division.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $2,275,080 as compared to $1,875,450 for the nine months ended September 30, 2007, an increase of $399,630 (21.3%). As a percentage of net sales, our gross margin was 36.5% for the nine months ended September 30, 2008 as compared to 36.8% in the same period last year.

 Operating Expenses

Operating Expenses incurred for the nine months ended September 30, 2008 were $2,229,980 as compared to $2,267,523 for the nine months ended September 30, 2007, a decrease of $37,543 (1.7%). The decrease is mainly due to a significant reduction in accounting and legal fees. The Company also has not incurred stock compensation charges during 2008. These decreases were partially offset by relocation expenses incurred during the 1st quarter, increased marketing efforts related to the introduction of the Graffiti Cam System, and a non-cash charge of $150,000 on our stun pistol patents during the 3rd quarter. As a percentage of revenue, total operating expenses (including research and development expenses) was 35.8% compared to 44.5% for the comparative period.

Income and Earnings Per Share

Our net loss for the nine months ended September 30, 2008 was ($51,943) compared to a net loss of ($226,209) for the nine months ended September 30, 2007, a decrease of $174,266. This decrease in net loss is attributable to the Company’s performance during the 3rd quarter. Net income (loss) per weighted average share was ($0.00) for the nine months ended September 30, 2008, as compared to ($0.01) for the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, working capital was $1,773,929 as compared with $1,949,261 at December 31, 2007, a decrease of $175,332. During the 2nd quarter, the Company reclassified the majority of our deferred tax asset to a non-current asset. This decrease was partially offset due to a significant increase in accounts receivable as of the end of the 3rd quarter. The Company’s $750,000 line of credit with Wachovia Bank matured in May 2008. As of September 30, 2008, the Company had an outstanding balance of $175,000. The Company is currently negotiating with other financial institutions to secure a line of credit.

In August 2009, the put option becomes exercisable and the Company is currently developing a plan to fund this with additional capital or borrowed funds. However, there is no assurance the Company will be successful in these attempts and may not be able to fund the put if it is exercised.

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

Research and Development

In the nine months ended September 30, 2008, the Company incurred expenses of $52,401 on research and development as compared to $72,716 in the nine months ended September 30, 2007.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-KSB for fiscal year 2007 for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company’s Board of Directors has determined that it is no longer in the Company’s best interest to maintain its listing on the American Stock Exchange, and gave notice to the Exchange of that decision on November 5, 2008.  One of the major factors in the decision was the Board’s rejection of the Exchange’s request to implement a reverse split of LEA’s common stock. The Board did not believe that a reverse split at this time would be beneficial to the Company’s stockholders. In addition, the Company estimates it will recognize more than $100,000 in annual savings by returning to an Over-The-Counter Bulletin Board listing.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K attached:

Exhibits

31.1	Certification of Paul Feldman Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Paul Briggs Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Paul Feldman Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Paul Briggs Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Law Enforcement Associates Corporation

Dated: November 6, 2008	By:	/s/ Paul Feldman
Paul Feldman
President and Chief Executive Officer

/s/ Paul Briggs
Paul Briggs
Chief Financial Officer and Principal Accounting Officer