Form 10-K
period 2008-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2009-03-23
CIK 1165921

Form 10K LAW ENFORCEMENT ASSOCIATES CORPORATION Filed: March 23, 2009 (period: December 31, 2008)

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
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

Common Stock, $.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the Issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one)

Large Accelerated filer                                                      Accelerated filer   Non-accelerated filer   Smaller Reporting Company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate  market value of the voting and  non-voting  common equity held by non-affiliates of Law Enforcement  Associates  Corporation computed by reference to the price at which the common  equity was sold,  or the average bid and asked price of such common equity,  as of a specified date within the past 60 days was $3,771,991 as of February 26,  2009  based on the average bid and asked price of $0.32 per share as of that date.

There were 25,782,436 shares of common stock, $.001 par value, outstanding as of March 16, 2009.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Report contains certain foward-looking statements, including the plans and objectives of management for the business, operations, and economic performace of Law Enforcement Associates Corporation (the "Company").   These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates,"  "intends,"  "expects,"  "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives strategies or goals are forward-looking statements.  Although management believes that the assumptions underlying the forward-looking statements are   reasonable,   these   assumptions   and the forward-looking   statements   are subject to various   factors,   risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ   materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throught this Report, attention is directed to "Business--Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results  contemplated by forward-looking statements.

PART I

Item 1. Business.

Law Enforcement Associates Corporation was incorporated on May 14, 1998 under the laws of the State of Nevada. The Company manufactures and distributes undercover  surveillance products including a complete  line of audio  surveillance  equipment  that  allows  law  enforcement agencies  to  monitor  conversations.  In  addition,  we have an  array of video surveillance   products  ranging  from  disguised  miniature  cameras  to  video transmission and recording  systems.  We offer our Birddog Global Positioning Tracking System, which is a type of global positioning tracking system. The Birddog Global Positioning Tracking System is a global positioning system receiver combined with a cellular telephone that allows undercover surveillance agents to monitor the movements of a vehicle.  The agent can call the Birddog Tracking unit through a telephone and will be enabled to track the target vehicle in real time or view the target vehicles movements over a period of time.  The unit records longitude and latitude data points that are transcribed via our computer software onto a mapping program for viewing.  The Birddog Global Positioning Tracking System has been one of our leading products.  Finally, we also sell the under vehicle inspection system ("UVIS"), which also is one of our leading products.  The UVIS is used to view the underside of vehicles entering and exiting secure areas or facilities for explosive devices and other contraband. UVIS  provides  a  clear,  high  contrast  real-time  video  inspection  of  the undercarriage of cars, vans and trucks.  Our products are used by military, law enforcement, security and corrections personnel throughout the world, as well as other governmental   agencies,   multinational   corporations   and   non-governmental organizations.

Our products are marketed under brand names such as Audio Intelligence Devices (AID), Birddog Global Positioning Tracking System, Under Vehicle Inspection   System, and under a licensing agreement with Smith and Wesson Corp, the SWIFT Under Vehicle Surveillance System.  We sell our manufactured   products primarily to law enforcement agencies through company employed sales people located throughout the United States and at our home office in Raleigh, North Carolina as well as through our web site located at www.leacorp.com.

We believe there are significant  opportunities  to grow our  manufacturing business through the acquisition and development of new product lines, expansion into new  territories  and  further  development  of sales  to  specialized  law enforcement,  government  and military  agencies. In 2009 LEA will continue to leverage sales utilizing Smith &Wesson branded products, introducing new core-line products, leverage strong distribution network industry relationships with companies approaching LEA and through our web based storefront. LEA also feels that we can further obtain sales growth through our more experienced sales team. In addition, we believe that consistent demand for our premium products will continue because our products are critical to the safety and effectiveness of our customers.

On October 16, 2007, we completed the acquisition of certain assets of Advanced Vehicle Systems, LLC (“AVS”), a Florida Limited Liability Company. The assets were purchased pursuant to an Asset Purchase Agreement and we purchased all of AVS’ designs, drawings, name and intellectual property rights.  As a result of this asset acquisition, the Company has expanded into the surveillance vehicle business.

Industry Overview/Market Opportunity

We participate in the law enforcement and global security products industries through the manufacture of surveillance and intelligence gathering security products marketed to military, law enforcement, security and corrections personnel. Our surveillance equipment is primarity marketed to law enforcement agencies for undercover poliece work. Our  under vehicle inspection system ("UVIS"), which can be marketed to a variety of military, law enforcement, security and corrections personnel, is primarily marketed and sold to the U.S. Federal Government to secure its facilities such as military bases, government complexes and high visibility areas in order to prevent terrorist  attacks.  Increasingly, law enforcement agencies have recognized the need for our products and services to assist them in surveillance operations in order to protect their communities from the risks associated with terrorism, physical attacks, threats of violence, white-collar crime, fraud and other criminal operations or enterprises.

Growth Strategy

Management plans to address continued growth by offering an array of additional security and surveillance risk management products. We believe that the introduction of these new products will increase both our sales and our customer base. In addition, the Company will continue to sell other manufacturers’ security related products that the Company feels will be complimentary to our existing product offering.

Our sales force consists of 9 company employees who are each responsible for a geographical area of the United States as well as the Federal Government. Management handles International sales.  Management feels that our relatively new sales force is better focused and is essential in the planned offering of additional products that LEA will manufacture and market in 2009. Our sales force will continue to capitalize on the Company’s historical exposure to law enforcement agencies. Our relationships with law enforcement agencies are a key element when introducing new products to market.

Expand Distribution Network and Product Offerings.

In 2009, we expect to continue to enhance our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new products which complement our existing ones. In the last quarter of 2007, we furthered this goal with the acquisition of certain assets of the AVS vehicle division. Law Enforcement Associates Corporation also is the master and sole distributor of the DV-Cop/CELL in North America. Product details and sales information are available at: http://www.dv-cop.com.

We manufacture and distribute a complete line of audio surveillance equipment including radio frequency transmitters, receivers, and speakers for use in surveillance and intelligence gathering operations by law enforcement agencies. In addition, we have an array of video surveillance products ranging from disguised miniature cameras to video transmission and recording systems. We also manufacture and distribute the Birddog Global Positioning tracking system and the Under Vehicle Inspection System.  Each of our products may be manufactured to our clients' specifications.  The following is a summary of the surveillance products that we manufacture and sell:

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

UVIS - UVIS (Under Vehicle Inspection System) is used to view the underside of vehicles entering and exiting secure areas or facilities for explosives and contraband.  UVIS provides a clear,  high contrast,  real-time  video  inspection of the  undercarriage  of cars,  vans and trucks  at  entry  points  in half the time of the  standard  inspection  mirror search. In a government field test performed by the U.S. military, the UVIS was compared to standard inspection mirror searches.  The results of the government field test  indicated that the UVIS, as compared to standard  mirror  inspection searches, had a higher percentage of target acquisitions,  which is the locating and  preventing  of  explosives  and other types of  contraband  from entering a protected facility.

SURVEILLANCE VEHICLES – The Company’s mobile specialty vehicles are professionally engineered as completely integrated mobile systems, which include:

•	Unique environmental control systems for long, safe operation in all climates.
•	Advanced technology for evidence collection and documentation.
•	Latest audio and video surveillance technology.
•	Strong, welded-aluminum interior architecture.

LEA BIRDDOG GLOBAL POSITIONING TRACKING SYSTEM(TM) utilizes global positioning system technology in order to provide law enforcement personnel the ability to conduct discrete vehicle tracking and monitoring.  The global positioning system is integrated with a cellular modem and records longitude and latitude data points anywhere in the United States.  A law enforcement professional, after affixing the Birddog to a vehicle, can contact the Birddog Global Positioning System via the internet and track its movements in real time or download the data points at predetermined intervals. The Bird Dog Global Positioning readings are saved along with time and date, which can then be superimposed onto mapping software running a personal computer.  The software will provide a "track” of where and when a target vehicle has been. The Birddog Global Positioning is limited in that an agent will not be able to track a target vehicle when the vehicle is outside of a cellular phone coverage area.  However, all data is saved and can be retrieved once the target vehicle re-enters a cellular phone coverage area.  This device can be mounted covertly on a target vehicle and measures a compact size of 3"x4" x1.5".

SYNTHESIZED AUDIO INTELLIGENCE SYSTEM is a comprehensive surveillance system, which includes microphone, transmitter and receiver that are manufactured to industry standards.  It allows for the transmitting and receiving of voice data for a certain distance depending on the RF output power level. This product includes an FM receiver, a rugged under panel design, a LCD battery tester, a 9-volt battery tester, an audio line output to a voice recorder and a voice scrambler. The Synthesized Audio Intelligence System allows  law  enforcement  agencies  to engage  in  various  types of  undercover operations  whereby all  conversations  engaged in by the  undercover  agent are transmitted and recorded.

GROUND HOG COVERT  UNATTENDED  VIDEO  SURVEILLANCE  SYSTEM is  specifically designed for unattended  covert  outdoor  surveillance  of targets  ranging from marijuana fields and drug labs to suspected larceny and in a variety of applications.  The Ground Hog utilizes a camouflaged pinhole camera in a weatherproof housing to view the targeted area. Images from the camera are recorded on the system's DVR. The monitor station is also camouflaged and housed in a weather resistant enclosure. The Ground Hog also utilizes a standby mode whereby its infrared, wireless motion detector automatically switches the Ground Hog from standby to active when movement occurs within the target area.  The Ground Hog also comes with a wireless video option and/or a text messaging alert option.

LEA 6300 SERIES/AID 9400 SERIES - these include a variety of repeaters.  A repeater is a device designed to work together with each of our transmitters to increase the distance that voice data may be monitored.  Our standard transmitter allows for monitoring generally within a limited range.  However, a transmitter that is combined with a repeater will be able to monitor voice data generally over an extended range.  With the designs and other assets included in the AID asset purchase, the repeater systems have been expanded to be synthesized. This synthesized design will enable LEA/AID to reduce manufacturing time for its repeater products.  Our repeaters come in various designs.

LEA 7000 SERIES/AID 9000 SERIES - these include a variety of transmitters and accessories.  A transmitter is a device that is hidden on an undercover agent or operative, which allows the law enforcement agency to monitor audio data. Each of these transmitters come with various features including different designs and transmits RF power levels.  The  transmitters  are  available in various  disguised formats  which  enables  them to be used  in  various  law  enforcement operations.  With the designs and other assets included in the AID asset purchase, the transmitters are completely synthesized. This synthesized design will enable LEA/AID to reduce manufacturing time for its transmitter products. Our transmitters come in various designs.

VIDEO TRANSMISSION SYSTEMS - These transmission systems provide both audio and video surveillance capabilities. We have a variety of disguised transmitters.  Each of these items includes a black and/or white and color camera, a video transmitter, an audio transmitter and a directional antenna. The transmission systems can also come in a transmitter/receiver combination.

DISGUISED ANTENNAS – Disguised antennas are compatible with all of our receivers and repeaters.  The antennas are sold in various disguises.

DIGITAL NOISE FILTER - This item can be used to cancel up to 95% of background noise to increase the quality of sound recordings.

Customers

The primary end users of our products are federal, state and local law enforcement agencies, state corrections facilities, U.S. and allied military forces, and select private security personnel.  Furthermore, the UVIS, one of our leading products, may be sold both within the United States and abroad.

We reach our customers through a distribution strategy that utilizes approximately 9 sales representatives that are employed by the Company who are responsible for certain geographic areas within the United States, sales to the federal government and international sales. Additionally the Company uses direct mailings, catalogs and trade shows as well as our web site on the internet located at www.leacorp.com.

Marketing

We market  and  distribute  our  products  directly  to the  U.S. military,  law enforcement   agencies,   security  and  corrections   personnel  through  sales representatives.  The Company also markets its products through our web site located at www.leacorp.com, direct mailings, catalogs and trade shows. Management believes that direct sales to end users should allow us to more efficiently and effectively meet customer needs by providing products which can be tailored to each customer's individual requirements at an economical price.

Product Manufacturing and Raw Materials

Final assembly of all our products is completed at our facility located in Raleigh, North Carolina. The manufacturing process is a procedure whereby our manufacturing employees assemble each of the products utilizing raw materials and various other components. This process includes a sub-assembly procedure for general items and a final assembly procedure for each specific product. We currently employ approximately 20 employees in the manufacturing sector.

The raw materials used in manufacturing our products include various items ranging from screws, adhesive, circuit boards and enclosures.  These materials are available from a multitude of suppliers throughout the United States.  We purchase these raw materials directly from the manufacturers and believe that we enjoy a mutually rewarding relationship with these companies.  However, if necessary, we believe that we could readily find replacement manufacturers.  We are aware of multiple suppliers for these materials and do not anticipate a significant impact if we were to lose any suppliers that we currently utilize.

Competition

Law Enforcement Associates Corporation is the only U.S. owned manufacturer of electronic surveillance equipment. The market for our surveillance products is not highly competitive.  The market for surveillance  products is basically  comprised of one competitor with each  of  us  having  an  equal  market  share.  Our prime competitor is DTC Communications, Inc. (a foreign owned company). No company in the surveillance products market is dominant with  respect  to any one  specific  area nor does any  company  have more brand recognition,  greater financial resources or any other advantage which may allow them to compete more  effectively.  We believe we compete by providing superior design, engineering and production expertise in our line of surveillance products.  The principal competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, price and ability to meet delivery schedules.  There are now several companies who manufacture and sell a variation of the Under Vehicle Inspection System (UVIS).  However, we feel that we have a superior product which was designed in conjunction with the United States government.  We also compete with companies that sell standard inspection search mirrors, which are used in searching the underside of vehicles.  Although the mirrors are less costly than the UVIS, we believe that the UVIS is more effective in detecting explosives and other contraband.

Patents and Trademarks

Other than the patents described above, we do not hold any other patents relating to any of our other products or related technologies. We have trademark protection for the names "LEA, AID, Audio Intelligence Devices, Blood Hound Global Positioning Tracking System(TM), AIDVision, AIDVison 911, and Birddog.” The Company will continue to trademark all new product offerings.

Governmental Regulation

We are subject to U.S. Department of Commerce and U.S. State Department licensing requirements with respect to the sale of certain products in foreign countries.  However, the UVIS is not restricted by the U.S.  Department of Commerce and may be freely exported to non-embargoed countries.  We have sold the UVIS to countries outside of the United States and intend to continue doing so.

We are also obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and the workplace including regulations relating to workplace safety, fair labor standards, taxes, product safety and discrimination. Additionally, as a Federal Government contractor, we are subject to rules, regulation and approvals applicable to government contractors.

We are also regulated by the U.S. Department of Commerce and the U.S. Department of Justice under the Omnibus Crime Control and Safe Streets Act of 1968, as amended (the "Omnibus Act"), due to the sales of listening and surveillance devices.  The Omnibus Act prohibits the manufacture, possession, sale and advertisement of devices that would be useful for the purpose of the surreptitious interception of wire, oral or electronic communications.  However, the Omnibus Act also provides that it is not illegal for a party to manufacture,  sell or advertise a surreptitious listening  device if that party is under contract to  manufacture  and sell such device with the United States, a state or a political  subdivision thereof, which is authorized to use such device.

Environmental Matters

We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements.  We do not expect material capital expenditures for environmental controls during 2009. However, environmental requirements are complex, change frequently, and could become more stringent in the future. These requirements may change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

Employees

As of March 23, 2009 we had a total of 33 employees, of which 9 were employed within sales, 2 in marketing, approximately 20 were employed in the manufacturing area, and 2 were administrative personnel. None of our employees are represented by a labor union.  We believe that our relations with employees are good.

Item 1A. Risk Factors.

Risks Relating to Our Common Stock

Our common stock, which is listed on the Over-the-Counter Bulletin Board, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and you may not be able to resell your shares of common stock at or above the purchase price paid by you.

The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts' estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	general conditions in our customers' industries; and

•	general conditions in the securities markets.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We do not expect to pay any dividends in the foreseeable future.

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Operating losses

The Company experienced a substantial operating loss during 2007 and has a cumulative retained deficit.  Although the Company was profitable in 2008, the Company may incur additional losses and continuing negative operating cash flows from operations in the future, and may never achieve sustained profitability.  Its success will depend in large part upon its ability to generate sufficient revenue to achieve profitability, and to maintain existing customer relationships and to develop new products.  As of December 31, 2008 and 2007, the Company had an accumulated deficit of $901,094 and $972,947, respectively. In addition, the Company experienced negative cash flows from operations for the period ended December 31, 2008 and 2007 of $882,141 and $260,494, respectively.

Uncertainty of Future Financial Result

The Company's quarterly revenues and operating results have historically fluctuated depending on the timing of customer demands.  Accordingly, the Company’s operating results in a particular period maybe difficult to predict and may not meet the expectations of securities analysts or investors and may result in a significant decline in the Company’s share price.  Factors which may cause the Company’s financial results to fluctuate significantly from quarter to quarter include: the fact that each individual order or contract can represent substantial revenue; the size, timing and shipment of individual orders; changes in pricing by the Company or its competitors; discount levels; foreign currency exchange rates; the mix of products sold; the timing of the announcement, introduction and delivery of new product enhancements by the Company and its competitors; and, general economic conditions.  As a result of the foregoing factors, a quarter-to-quarter comparison of the Company’s results of operations is not necessarily meaningful.  The results of one quarter should not be relied upon by investors as an indication of the Company’s future performance.

Limited Financial Resources and Need for Additional Financing

The Company has limited financial resources and may require additional equity or debt financing in the future for operating and growth purposes.  In addition, the Company has outstanding 1.200,000 shares of redeemable common stock, which becomes exercisable at a price of $1.25 per share on August 1, 2009.  There can be no assurance that the Company will be able to obtain on satisfactory terms, or at all, the additional financing required to fund this obligation and also compete successfully.  Failure to obtain such financing could result in the delay or abandonment of some or all of the Company’s business plans.

We will continue to incur significant costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we would not incur as a private company. The Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 regulate corporate governance practices of public companies. Compliance with these public company requirements has increased our costs and we expect that it will continue to increase our costs and make some activities more time consuming. For example, we are considering creating a new internal Disclosures and Controls Committee and adopting new internal controls and disclosure controls and procedures. In addition, we will continue to incur additional expenses associated with our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not done previously. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our Annual Report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statement as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Frost, PLLC, (“Frost”), will be required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. Our continued compliance with Section 404 will require that we incur substantial expenses and expend significant management time on compliance related issues. In future years, if we fail to timely complete this assessment, or if Frost cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

We are dependent on our principal executive officer and the loss of his service could adversely affect us.

We are dependent to a significant extent upon the efforts of our principal executive officer, Paul Feldman, Chief Executive Officer. The loss of the services of our principal executive officer could have a material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.

We are controlled by one shareholder, who may determine the outcome of all elections.

Approximately 51% of our outstanding common stock is beneficially owned or controlled by the Raymond James Financial, Inc.  As a result, this shareholder is able to determine the outcome of elections of our directors and thereby control the management of our business.

The industry in which we operate is cyclical, and downturns in our industry may adversely affect our operating results.

Historically, a substantial portion of our revenue has been derived from the sale of our products to the U.S. military, law enforcement agencies, and security and corrections personnel. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. Although we are currently in an upturn of demand for our products, a downturn in our industry could occur at any time. Deterioration in any of the cyclical industries we serve would harm our business and operating results because our customers would not likely have the resources necessary to purchase our products.

Our international sales operations are subject to uncertainties that could harm our business.

We believe that revenue from the sale of our products outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our international sales operations are subject to numerous risks, including:

•	difficulty enforcing agreements through some foreign legal systems;

•	general economic and political conditions in the countries where we sell our products may have an adverse effect on our sales in those countries;

•	foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy; and

•	it may be difficult to enforce intellectual property rights in some foreign countries.

The occurrence of any one of the above risks could harm our business and results of operations.

If we fail to introduce enhancements to our existing products or to keep abreast of technological changes in our markets, our business and results of operations could be adversely affected.

Although technologies in our products are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing technologies or products obsolete could harm our business and results of operations.

Our business is not highly competitive. But if we are unable to successfully implement our business strategy, we risk losing market share to current and future competitors.

Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. If we cannot compete successfully against current or future competitors, our business will be harmed.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest continuously in research and development, manufacturing, customer service and support, and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

If third parties infringe our intellectual property or if we were to infringe the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer. We may also be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Furthermore, other companies may develop technologies that are similar or superior to our technologies, duplicate or reverse engineer our technologies or design around our patents.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could harm our business and results of operations.

A decrease in supply or increase in cost of the materials used in our products could harm our profitability.

Any restrictions on the supply or the increase in the cost of the materials used by us in manufacturing our products could significantly reduce our profit margins which could harm our results of operations. Any efforts we may engage in to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. Our profitability depends largely on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources.

Despite current indebtedness levels, we may still be able to incur substantially more debt.

We may be able to incur substantial additional indebtedness in the future. The terms of the current agreements governing our indebtedness do not fully prohibit us from doing so. If new debt is added, the related risks that we face could intensify.

Our ownership changes for U.S. federal income tax purposes will cause utilization of our pre-change tax loss carryforwards and other tax attributes to be substantially delayed, which could increase income tax expense and decrease available cash in future years.

The change in our ownership on January 15, 2008 triggered an “ownership change” for U.S. federal income tax purposes. As a consequence of the ownership change, the timing of our utilization of pre-change U.S. tax loss carryforwards and other tax attributes will be limited in the future. The amount of the annual limitation is expected to be approximately $660,000. The limitation has the potential to increase tax expense and increase the amounts payable for income taxes in future years and thereby limit the amount of cash available to service our indebtedness and for use in our operations.

Potential Defects in Products

The Company’s products are highly complex and, from time to time, may contain design defects that are difficult to detect and correct.  Errors, failures or faults may be found in the Company’s products after shipment to customers.  If errors are discovered, the Company may not be able to correct such errors in a timely manner or at all.  The occurrence of errors and product failures could result in damage to the Company’s reputation, lost revenue, and the loss of, or delay in achieving, market acceptance of the Company’s products, and correcting such errors and failures in the Company’s products could require significant expenditures by the Company.  The sale and support of such products may entail the risk of claims based on damage to such equipment.  In addition, the failure of the Company’s products to perform to customer expectations could give rise to claims.  The Company’s insurance may not cover or its coverage may be insufficient to cover any such claims successfully asserted against the Company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. We lease approximately 6,000 square feet of space in Raleigh, North Carolina for our surveillance vehicle division and training room at approximately $4,750 per month. The lease term is 60 months.

Effective March 2008, the Company moved its headquarters from its Youngsville, North Carolina facility and entered into another lease with Zabarsky Investments Ltd. L.P. We lease an additional 10,000 square feet of space for our new Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Management believes the move from Youngsville to Raleigh was necessary in order to accommodate the surveillance vehicle division and to improve operational efficiencies. In total, the Company has approximately 16,000 square feet of leased space from Zabarsky Investments Ltd. L.P.

Item 3. Legal Proceedings.

From  time  to  time,  we may be a  party  to  litigation  or  other  legal proceedings  that we would  consider to be a part of the ordinary  course of our business.  We are  not  currently involved  in  legal  proceedings  that  could reasonably  be  expected  to have a  material  adverse  effect on our  business, prospects,  financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

  PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON EQUITY

Our common stock is currently traded on the OTCBB, under the symbol "LAWE.OB"

	High	Low

2007	$	$

First Quarter	1.05	0.77
Second Quarter	0.84	0.50
Third Quarter	1.30	0.55
Fourth Quarter	1.28	0.50

2008

First Quarter	0.69	0.50
Second Quarter	0.58	0.26
Third Quarter	0.32	0.16
Fourth Quarter	0.30	0.12

The per share  closing  sales price of the common stock as reported by the OTCBB on March 20, 2009, (the date of the last reported sale) was $0.24.

The Company has never paid any cash dividends on shares of its common stock.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained herein are not purely historical statements, but rather include what we believe are forward-looking statements.  These include statements  about our  expectations,  beliefs,  intentions or strategies for the future, which are indicated by words or phrases such as "anticipate,"  "expect," "intend,"  "plan,"  "will," "we believe,"  "the company  believes",  "management believes" and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under ”Business." Our actual results could differ materially from results anticipated in these forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Revenues for the year ended December 31, 2008, were $9,246,170 as compared to $6,666,479 for the year ended December 31, 2007, which represents an increase of $2,579,691 (38.7%). The Company recognized two significant orders that represented approximately $2.1 million of the revenue increase. In the 3rd quarter of 2008, an order shipped for our UVIS systems representing approximately $714,000 of revenue. In the 4th quarter of 2008, the Company recognized approximately $1.4 million on an order for the U.S. Census Bureau. Another factor contributing to our revenue increase is increased demand for our Birddog GPS Surveillance System and Graffiti Cam System. The Company also began recognizing sales related to its newly acquired surveillance vehicle division. The large increase in revenues was partially offset by a reduction of approximately $38,000 in repair service income.

Costs of Goods Sold

Cost of goods sold increased by $1,511,486 (32.3%) to $6,193,180 for 2008 as compared to $4,681,694 for 2007. As a percentage of net sales, cost of goods sold decreased by 3.2% to 67.0% of net sales in 2008 compared to 70.2% of net sales in 2007. The increase in cost of goods sold is mainly due to the increase in revenues as compared to 2007.

Gross Margin

Gross margin increased $1,068,205 to $3,052,990 for 2008 as compared to $1,984,785 for 2007. As a percentage of net sales, gross margin increased to 33.0% in 2008 from 29.8% in 2007. The majority of the increase in gross margin is a direct result of the increase in revenues.

Operating Expenses

During 2008, management implemented cost reduction measures, which resulted in a significant decrease in operating expenses. The decrease was partially offset by the Company relocating its operations to Raleigh, North Carolina. Management intends to continue focusing its efforts on cost saving opportunities in 2009.

For the year ended December 31, 2008, operating expenses, including research and development ($81,327) were $2,809,598 as compared to $3,634,132 in 2007, a decrease of $824,534 or 22.7%. As a percentage of net sales, operating expenses represented 30.4% of net sales in 2008 compared to 54.5% of net sales in 2007. The decrease is attributable to a decrease in accounting and legal fees ($183,738), consulting fees ($34,053), research and development ($146,268), non-cash impairment charges ($118,290) related to our Stun Pistol patents, postage ($83,386), and sales promotions ($70,860). During 2008, the Company did not issue stock compensation, which resulted in an additional decrease in operating expenses of $108,890 as compared to the prior year.

Net Other Income (Expense)

For the year ended December 31, 2008, net other expenses were $171,220 as compared to net other income of $10,343 for the year ended December 31, 2007. The Company recognized a loss on the sale of assets of approximately $44,000 when it sold aging test equipment to a third party during the 2nd quarter of 2008. The Company also incurred non-cash interest expense of approximately $102,000 related to the interest accretion of the AVS put option. Factoring fees of approximately $26,000 were incurred during the 4th quarter related to financing the $1.4 million U.S. Census Bureau order.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2008 was $71,853 as compared to a net loss of $1,009,746 for the year ended December 31, 2007, which represented a net increase of $1,081,599. Net income per weighted average share was $0.00 for the year ended 2008, as compared to a net loss of ($0.04) per weighted average share for 2007.

Liquidity and Capital Resources

At December 31, 2008, the Company had working capital of $2,059,511 as compared with $1,949,261 at December 31, 2007, an increase of $110,250. At the end of 2008, the Company had a cash balance of $254,705 and no long term debt.  The Company’s prior line of credit with a bank matured in 2008 and the balance was paid in full prior to year-end. During the 4th quarter, the Company entered into a factoring agreement with a bank in order to finance a significant order with the U.S. Census Bureau. The obligation to the bank is expected to be satisfied in the 1st quarter of 2009.

Management believes the Company will be able to finance its operations and any capital expenditures incurred in 2009 with its cash on hand and cash flows from operations. However, the Company has outstanding 1,200,000 shares of redeemable common stock, which becomes exercisable for $1.25 per share on August 1, 2009, which would require the Company to repurchase these shares for $1,500,000. Currently, the Company does not have sufficient cash and/or financing available to fund this obligation. And there is no assurance that the Company will be able to obtain additional financing or capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the business, operating results and financial condition.  Management may attempt to obtain funding through the use of various types of short term loans or other working capital financing arrangements from banks or financial institutions.

As the Company generally obtains  all  of its  funding  from  operations,  a  decrease  in  revenue  could negatively  impact short and long term  liquidity.  A change in the current political climate or a decrease in military spending could result in substantially decreased sales of the UVIS. A decrease in sales in the UVIS could have a material impact on the Company’s revenue and net income and would affect long and short term liquidity.

Research and Development

In fiscal 2008, we incurred expenses of $81,327 on research and development. The majority of these funds were spent on research and development related to the final developmental stage of the Graffiti Cam and the new Groundhog products. We do not have any other current plans to make material expenditures for research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis and in accordance with our liquidity.

Inflation

Management believes that the impact of inflation on our operations since our inception has not been material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplemental Data.

The response to this item is set forth at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective May 27, 2008, the Company’s Board of Directors dismissed Baum & Company as our independent registered public accounting firm and retained the accounting firm of Frost, PLLC (“Frost”), as our new independent registered public accounting firm. The primary reason for the change is that Frost has offices that are located in Raleigh Durham, North Carolina and the Company believes that it will be better served having a local auditor.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.  In their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there is a deficiency in our disclosure controls and procedures relating to our failure to maintain a sufficient number of personnel to support our consolidation and financial reporting processes for the periodic reports required under the Exchange Act.  Management is currently developing a plan for the Company’s disclosure controls and procedures that we hope will allow them to be effective prior to the end of the second quarter of 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management conducted a preliminary evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008.  Management determined, based on the preliminary evaluation, that the Company’s internal control over financial reporting did not satisfy the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Factors such as those described in the preceding paragraphs, including  material adjustments communicated to us by our auditor for the year ended December 31, 2008, led to management’s conclusion that the Company’s internal control over financial reporting did not meet the criteria established by COSO.

Management has concluded that, due to the deficiencies identified above under “Evaluation of disclosure controls and procedures” and due to the failure to meet the COSO criteria, as of December 31, 2008 our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2008. Based on that evaluation, management concluded that our internal controls over financial reporting were subject to the events and influences described above in this Item 9A under the heading “Evaluation of disclosure controls and procedures”.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s executive officers, directors and key employees and their ages and positions as of December 31, 2008, are as follows:

Name	Age	Position

Paul Feldman	52	Director, President, Chief Executive Officer

Anthony Rand	69	Director, Chairman of the Board

Martin Perry	48	Director, VP of Sales

General James Lindsay	76	Director

Joseph Jordan	61	Director

Paul Briggs	38	Chief Financial Officer

Mark White	50	VP of Operations

The following is a brief description of each officer, director and control person:

Paul Feldman has served as our President and CEO since August 2001. Mr.  Feldman was appointed as a director in May 2003.  Mr. Feldman has served as the President of Law Enforcement Associates, Inc.  ("LEAI"), our wholly owned subsidiary, since 1993.  Mr.  Feldman initially joined LEAI as the Eastern Regional Sales Manager in 1989.  From 1989 to 1993,  Mr.  Feldman served as the Vice President of Sales for LEAI. Mr. Feldman received a Bachelor of Science from Duke University in 1978.

Anthony Rand has served as a director of the Company since May 2003.  Mr. Rand has been the Senate majority leader for the North Carolina Senate since 1995. Senator Rand earned a B.A. in Political Science from the University of North Carolina, Chapel Hill in 1961 and a J.D. from the University of North Carolina Law School 1964.  Senator  Rand also is a  consultant  to Sonorex  Inc. and the President of Rand & Gregory, P.A. Senator Rand also serves on numerous boards and commissions  such as the  Board  of  Directors  and  Treasurer,  General  Alumni Association of the University of North Carolina.

Martin Perry has served as a director of the Company since May 2003.  Mr. Perry   graduated from Brigham Young   University   in 1985 with a degree in Communications and played basketball for the Cougars.  From 1994 thru 2000, Mr. Perry was involved in Equipment Distributors, Raleigh, North Carolina, which works exclusively with the law enforcement community. Currently, Mr. Perry serves as VP of Sales for the Company.

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

Joseph A. Jordan has served as director of the Company since December 2004.  Mr. Jordan received a B.S. in Accounting from Villanova University in 1969 and was the former managing partner of Kopensky & Company, CPAs.  He is currently a partner in the accounting firm of Jordan & Delaney LLP and is currently a member of the American Institute of Certified Public Accountants.

Paul Briggs was appointed Chief Financial Officer and Principal Accounting Officer effective May 5, 2008.  Mr. Briggs holds a Master of Science degree in Accounting from East Carolina University in May 1999. From September 1999 to April 2002, he was employed by Arthur Andersen LLP as a senior auditor in their Greensboro, North Carolina office. From May 2002 to June 2003, Mr. Briggs was a senior internal auditor for VF Corporation in Greensboro, North Carolina and from June 2003 through April 2007, he was the controller of Ikex, Inc., and Ikex LLC/Hanes Companies located in Middlesex, North Carolina.  From November 2007 through January 2008, Mr. Briggs was employed as the operations manager of Jarco Supply in Youngsville, North Carolina. Mr. Briggs joined the Company as a controller in January 2008 and currently serves as the Chief Financial Officer and Principal Accounting Officer.

Mark White joined the Company in June, 2004, with the acquisition of assets related to the Audio Intelligence Devices (“AID”) surveillance business.  Mr. White has served as our Sr. VP of Technical Operations since January, 2006. Prior to joining the Company, Mr. White served as Sr. VP of Technical Operations for AID.  Mr. White joined AID in May, 1995 as Operations Manager.  From 1997 to 2000, Mr. White served as Vice President of Manufacturing for AID.  From 2000 until joining the Company, Mr. White served as Sr. VP of Technical Operations for AID. Prior to joining AID, Mr. White served in a variety of management and engineering positions with Westinghouse Electric Corporation and Dahlstrom Manufacturing Company. Mr. White received a B.S. Electrical Engineering from the University of Pittsburgh in 1984.

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the Board of Directors. Directors are paid an annual director’s fee of $4,000. No meeting fees or committee membership fees are paid. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings.

Audit Committee

The Board of Directors has an Audit Committee, which is comprised of Anthony Rand, Joseph Jordan, and James Lindsay. The Board of Directors previously had examined the composition of the Audit Committee in light of the listing standards of the American Stock Exchange and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the Board of Directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards in the Exchange Act and the rules and regulations thereunder. Mr. Jordan qualifies as an “audit committee financial expert” as that term is defined in applicable regulations set forth by the Securities and Exchange Commission. The Audit Committee met on three occasions during 2008 in order to review and discuss the Company’s financial statements with the Company’s auditors and management.

During the 4th quarter of 2008, the Company voluntarily removed itself from the American Stock Exchange. As a result, the formal audit committee requirement no longer applies to the Company. However, the Board of Directors will continue to review the financial statements each quarter.

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

Based  solely  upon a review of Forms 3, 4 and 5, and  amendments  thereto, furnished to the Company  during  fiscal year 2008,  the Company is not aware of any  director,  officer  or  beneficial  owner of more than ten  percent  of the Company's Common Stock that, during fiscal year 2008, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

The following table summarizes all compensation paid by the Company with respect to the year ended December 31, 2008, to the three highest paid executives.

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Paul Feldman, President	2008	175,000	0	0	0	0	14,591	189,591
	2007	175,000	0	0	0	0	0	175,000

Martin Perry, VP of Sales	2008	141,829	3,500	0	0	0	0	145,329
	2007	131,256	0	0	0	0	0	131,256

Paul Briggs, CFO	2008	107,613	3,500	0	0	0	0	111,113
	2007	N/A						N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following  table sets forth certain  information  as of March 31, 2009, with respect to the number of shares of each class of voting stock  beneficially owned by (i)  those  persons  known to us to be the  owners  of more  than  five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive  officers as a group.  Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Name and Address of Beneficial Owner	Amount of	Percentage of
	Beneficial	Beneficial
	Ownership	Ownership
Paul Feldman (1) (3)*	525,725	2.04%

Anthony Rand (1)*	125,334	0.49%

Martin L. Perry (1)*	131,294	0.51%

James J. Lindsay (1) *	52,975	0.21%

Joseph Jordan (1) *	1,000	0.00%

Raymond James Financial, Inc. (2)	13,149,334	51.00%

Paul Briggs (3) *	8,000	0.03%

Mark White (3) *	1,300	0.00%

All Directors & Executive Officers as a Group (7 persons)	845,628	3.28%

*      c/o Law Enforcement  Associates  Corporation,  2609 Discovery Dr, Suite 125, Raleigh,  North Carolina 27616

(1)	Director of our company.

(2)	The shares are directly owned by Sirchie Acquisition Corp., of which Raymond James Financial, Inc. owns 80%; the remaining 20% of Sirchie Acquisition Corp. is owned by John H. Carrington.

(3)	Officer of our company.

The securities "beneficially owned" by a persona are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such indivitual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The  foregoing  table is based  upon  25,782,436  shares  of  common  stock outstanding  as of March 23, 2009,  assuming no other changes in the  beneficial ownership of our securities.

Item 13. Certain Relationships and Related Transactions.

See Note 12 below in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS section.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2008 and 2007, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and Form 10-QSB during the fiscal years were approximately $61,133 and $58,750 respectively.

Audit Related Fees.  For the years ended December 31, 2008 and 2007, the Company incurred fees to auditors of $0 and $0 for audit related fees, respectively.

All Other Fees.  Tax fees of $12,129 were billed by our auditors for services rendered to the Company.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAW ENFORCEMENT ASSOCIATES CORPORATION

	By:	/s/ Paul Feldman
Paul Feldman, President and Chief Executive Officer

Dated: March 23, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Feldman	President, Director and Chief Executive Officer	March 23, 2009
Paul Feldman

/s/ Paul Briggs	Chief Financial Officer	March 23, 2009
Paul Briggs

/s/ Martin L. Perry	Director	March 23, 2009
Martin Perry

/s/ James Lindsey	Director	March 23, 2009
James Lindsey

/s/ Anthony Rand	Director	March 23, 2009
Anthony Rand

/s/ Joseph Jordan	Director	March 23, 2009
Joseph Jordan

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Law Enforcement Associates Corporation
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheet of Law Enforcement Associates Corporation as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008.  Law Enforcement Associates Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Law Enforcement Associates Corporation as of December 31, 2007, were audited by other auditors whose report dated April 18, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Law Enforcement Associates Corporation as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has an outstanding 1,200,000 shares of redeemable common stock, which becomes exercisable for $1.25 per share on August 1, 2009, which would require the Company to repurchase these shares for $1,500,000. There is no assurance that the Company will be able to obtain additional financing or capital on acceptable terms, if at all. If the Company is unsuccessful in its attempts, management may be required to liquidate available assets, restructure the Company or in the extreme event, cease operations.  These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Frost, PLLC

Certified Public Accountants

Little Rock, Arkansas
March 19, 2009

BAUM & COMPANY, P.A.
Certified Public Accountants
605 Lincoln Rd – Suite 210
Miami Beach, Florida  33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Law Enforcement Associates Corporation

We have audited the accompanying consolidated balance sheet of Law Enforcement Associates Corporation as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007.  Law Enforcement Associates Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Law Enforcement Associates Corporation as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Baum & Company, PA

 Miami Beach, Florida
April 18, 2008

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets
December 31, 2008 and December 31, 2007

	2008	2007
Assets
Current assets:
Cash	$254,705	$325,244
Trade accounts receivable (net of allowance for doubtful
accounts of $30,000 and $33,205 at December 31, 2008
and 2007, respectively)	2,011,293	713,067
Inventories	1,368,049	1,256,346
Prepaid expenses	45,629	38,187
Deferred tax asset-current	244,741	769,338

Total current assets	3,924,417	3,102,182

Property and equipment, net	170,027	257,025

Other assets:
Intangibles, net	2,174,564	2,338,831
Assets held for sale	335,505	544,711
Deferred tax asset less current portion	820,425	296,147
Total other assets	3,330,494	3,179,689

Total assets	$7,424,938	$6,538,896

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets (Continued)
December 31, 2008 and December 31, 2007

	2008	2007
Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$331,451	$593,515
Line of credit	1,038,809	200,000
Accrued expenses:
Compensation and payroll taxes	126,695	120,304
Profit sharing plan	76,769	61,796
Warranty provision	58,809	59,911
Other accrued expenses	97,205	70,322
Deferred expenses	104,628	22,540
Customer deposits	30,540	24,533
Total current liabilities	1,864,906	1,152,921

Total liabilities	1,864,906	1,152,921

Commitments and contingencies

Common stock, subject to possible redemption	1,440,374	1,338,170
1,200,000 shares, at redemption value

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,782,436 (including 1,200,000 shares subject to redemption) issued and
outstanding at December 31, 2008, and at December 31, 2007	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(901,094)	(972,947)
Total stockholders' equity	4,119,658	4,047,805

Total liabilities and stockholders' equity	$7,424,938	$6,538,896

The accompanying notes are an integral part of the financial statements.

 LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Net sales	$9,246,170	$6,666,479

Cost of sales	6,193,180	4,681,694

Gross profit	3,052,990	1,984,785

Research and development	81,327	227,595
Operating expenses	2,728,271	3,406,537

Total operating expenses	2,809,598	3,634,132

Net income (loss) before other income (expense) and
income taxes	243,392	(1,649,347)

Other income (expense):
Loss on sale of assets	(43,666)	0
Other income	14,234	1,431
Interest income	1,507	11,029
Interest expense	(143,295)	(2,117)

Total other income (expense)	(171,220)	10,343

Net income (loss) before income taxes	72,172	(1,639,004)

Income tax (expense) benefit	(319)	629,258

Net income (loss)	$71,853	$(1,009,746)

Net income (loss) per weighted average share, basic and diluted	$0.00	$(0.04)

Weighted average number of shares, basic and diluted	25,782,436	25,423,365

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Stockholders' Equity
December 31, 2008

				Paid in Capital	Retained Earnings/ Capital	Total
	Number of	Common	Treasury	in Excess	(accumulated	Stockholders'
	Shares	Stock	Stock	of Par	deficit)	Equity
December 31, 2006	25,252,436	25,252	$(625)	$5,314,112	$58,091	$5,396,830

Common stock issued for services	130,000	130	-	84,110	-	84,240

Common stock issued for AVS assets	375,000	375	-	369,375	-	369,750

Common stock issued to settle lawsuit	25,000	25	-	24,625	-	24,650

Common stock reclassified from redeemable common stock	-	-		(796,627)		(796,627)

Change in redemption value of redeemable common stock	-	-		-	(21,292)	(21,292)

Net loss - year ended Dec. 31 2007	-	-	-	-	(1,009,746)	(1,009,746)

December 31, 2007	25,782,436	25,782	$(625)	$4,995,595	$(972,947)	$4,047,805

Net income - year ended Dec. 31 2008	-	-	-	-	$71,853	$71,853

December 31, 2008	25,782,436	25,782	$(625)	$4,995,595	$(901,094)	$4,119,658

The accompanying notes are an integral part of the financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statement of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income (loss)	$71,853	$(1,009,746)
Adjustments to reconcile net income (loss) to net cash used
by operations:
Depreciation and amortization	294,012	257,802
Impairment charge of EDW patents	150,000	268,290
Write-off patents-in-process	-	80,079
Put option discount expense	102,204	-
Deferred taxes	319	(629,258)
Loss on sale of assets	43,666	-
Change in allowance for doubtful accounts	(3,205)	13,205
Change in inventory reserves	(104,131)	199,864
Common stock issued for services and lawsuit	0	108,890
(Increase) decrease in assets:
Trade accounts receivable	(1,295,021)	258,724
Inventories	(7,572)	(214,652)
Refundable income taxes	0	62,264
Prepaid insurance and other assets	(7,442)	(17,682)
Increase (decrease) in liabilities:
Trade accounts payable	(262,064)	215,962
Accrued expenses	129,233	157,320
Customer deposits	6,007	(11,556)
Net cash used in operating activities	(882,141)	(260,494)
Cash flows from investing activities:
Payments for deferred charges	-	413
Proceeds from sale of property and equipment	6,000	-
Capital expenditures	(33,207)	(26,799)
Net cash used in investing activities	(27,207)	(26,386)
Cash flows financing activities:
Factor line of credit	1,038,809	0
Net proceeds (repayments) under line of credit agreement	(200,000)	200,000
Payments on long-term debt	0	(40,000)
Net cash provided by financing activities	838,809	160,000
Net decrease in cash	(70,539)	(126,880)
Cash at beginning of the year	325,244	452,124
Cash at end of the year	$254,705	$325,244

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$15,170	$2,117
Cash paid for income taxes	$-	$-
155,000 shares of common stock issued for services and lawsuit	$0	$108,890

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Law Enforcement Associates Corporation (originally Academy Resources, Inc.) was formed on December 3, 2001 when the Company acquired all the outstanding stock of Law Enforcement Associates, Inc., a New Jersey company, incorporated in 1972, doing business in North Carolina.

The Company’s operations consist of manufacturing, providing surveillance and intelligence gathering products and vehicle inspection equipment. Products are used by law enforcement agencies, the military, security and correctional organizations.

Principles of Consolidation

The consolidated financial statements include the accounts of Law Enforcement Associates Corporation and its wholly-owned subsidiaries, Law Enforcement Associates, Inc. and Law Enforcement Associates Holding Company, Inc. All intercompany transactions have been eliminated in consolidation. The consolidated statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined in SFAS No.131. Therefore, no separate segment disclosures have been included in the accompanying notes to the consolidated financial statements.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and the Company’s line of credit agreement. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated collectible amount. Trade credit is generally extended on a short-term basis; therefore, trade receivables do not bear interest. The Company reviews customer accounts on a periodic basis and records a reserve for specific amounts that management feels may not be collected. Amounts will be written off at the point when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance.  Past due status is determined based upon contractual terms. While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations in the period of disposal. Depreciation is computed over the estimated useful lives of the related assets using the straight-line methods for financial statement purposes.

Assets Held for Sale

An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell and the assets are no longer depreciated or amortized.

Long-lived assets

The Company reviews the carrying value of long-lived assets for impairment whenever certain triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.  Based upon management’s assessment an impairment charge related to certain patents of $150,000 and $268,290 was recorded during the years ended December 31, 2008 and 2007 and is included in operating expenses in the accompanying consolidated statement of operations.

Intangible assets

Finite-lived intangible assets consist of patents and purchased intangibles.  Patent cost include the acquired cost of obtaining patents and are amortized over the estimated useful of the patents, usually 15 years, using the straight line method.  Purchased intangibles consist consisting of trade name, drawings and designs, and marketing list which are amortized over 12 to 25 years depending on the applicable intangible, using the straight line method.

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

Leases

The Company’s leases are evaluated at inception or at any subsequent material modification and, depending on the lease terms, are classified as either capital or operating leases, as appropriate under SFAS No. 13 “Accounting for Leases”. For operating leases that contain built-in pre-determined rent escalations, rent holidays, or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease.

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product liability and warranty claims

The Company’s consolidated financial statements include accruals for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued at the time revenue is recognized. At December 31, 2008 and 2007, accrued product warranties totaled $58,809 and $59,911, respectively and are reported as warranty provision in the accompanying consolidated balance sheet.

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

The Company’s policy with respect to evaluating uncertain tax positions based upon whether management believes it is more likely than not to be sustained upon review by the taxing authorities, then the Company shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The tax positions must meet the more-likely-than-not recognition threshold with consideration given to the amounts and probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information at the reporting date.  The Company will reflect only the portion of the tax benefit that will be sustained upon resolution of the position and applicable interest on the portion of the tax benefit not recognized.

Net Income Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. There are no common stock equivalents for the Company at December 31, 2008.

Advertising

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the years ended December 31, 2008 and 2007, advertising costs were $76,240 and $82,312, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statement of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $81,327 and $227,595 for the years ended December 31, 2008 and 2007, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The implementation of this pronouncement did not have an impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No.115.”  This statement provides companies an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.   A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 became effective January 1, 2008 and the Company has elected not to measure any financial instruments or certain other items at fair value.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51.”  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The effective date of this statement is the same as that of the related SFAS No. 141R.  This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effect that the application of SFAS No. 161 will have on the disclosures to the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”).  The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the Company’s consolidated financial statements.

2.	INVENTORIES

Inventories consist of the following at December 31, 2008 and 2007:

	2008	2007
Raw Materials	$615,866	$625,247
Work-in-process	64,253	90,098
Finished goods	687,930	541,001
	$1,368,049	$1,256,346

Reserves for slow moving and obsolete inventory on a FIFO basis totaled $95,733 and $199,864 as of December 31, 2008 and 2007, respectively.

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at December 31, 2008 and 2007:

	Useful Life	2008	2007
Office furniture & equipment	5 to 7 years	$98,347	$107,624
Leasehold improvements	7 years	14,218	5,139
Vehicles	5 years	101,127	101,129
Machinery & equipment	5 to 7 years	291,420	459,031
		505,112	672,923
Less accumulated depreciation		335,085	415,898
		$170,027	$257,025

Depreciation expense for the years ended December 31, 2008 and 2007 was $70,540 and $78,959, respectively.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2008 and 2007:

	Estimated Life	2008	2007
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	190,000	190,000
		2,701,000	2,701,000
Less accumulated amortization		526,436	362,169
	Total intangibles, net	$2,174,564	$2,338,831

Amortization expense for the years ended December 31, 2008 and 2007 was $223,472 and $178,843, respectively. Estimated future amortization expense is as follows at December 31, 2008:

Year	Amount
2009	$164,267
2010	164,267
2011	164,267
2012	164,267
2013	164,267
Future Years	1,353,229
$2,174,564

5.	ASSETS HELD FOR SALE

During the 4th Quarter of 2008, the Board of Directors approved the sale of the Company’s EDW patents to a third party. As a result, the Company reclassified these patents on its financial statements as assets held for sale. The patents have been reported at the lower of the carrying value or fair value less cost to sell and the Company has ceased amortizing these assets.

6.	LINE OF CREDIT AND NOTE PAYABLE

The Company entered into a factoring agreement on November 12, 2008, which provides for the factoring of certain trade accounts receivable. The agreement requires factoring fees ranging from 1.5% to 15.0% of the accounts receivable factored depending on the timing and amounts repurchased by the Company. The Company is not subject to an annual minimum fee and the agreement can be terminated by either party upon 30 days prior written notice. Advances are collateralized by the Company’s accounts receivable. The outstanding balance was $1,038,809 at December 31, 2008. The Company recognized factoring fees of $25,921 for the year ended December 31, 2008.

The Company had a $750,000 line of credit with a bank, which incurred interest at LIBOR plus 3%.  Substantially all the assets of the Company were pledged to secure the line. The line required maintenance of a minimum net worth of $3.5 million and matured in June 2008. At December 31, 2007 the Company had $200,000 outstanding on the line of credit. During 2008, the Company paid the outstanding balance and terminated the agreement with the bank.

In September 2004, the Company issued a $340,000 note payable as part of the AID asset purchase. The note required 34 monthly payments of $10,000 and had a deferred interest rate of 5%. The note balance as of December 31, 2006 was $40,000 and was paid in full during the year ended December 31, 2007.

7.	INCOME TAXES

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Inventory	$86,766	$36,646
Allowance for doubtful accounts	11,566	12,273
Accrued wages	8,074	1,416
Warranty provision	22,673	22,144
Intangible assets	450,724	386,680
Federal net operating loss of $1,543,991,
Expiring beginning in 2026	524,957	632,749
State net economic loss of $1,182,838,
Expiring beginning in 2019	53,866	64,110
	1,158,626	1,156,018
Deferred tax (liabilities):
Property and equipment	(27,490)	(41,086)
Trade name (AID)	(65,970)	(49,447)
	(93,460)	(90,533)
Deferred tax asset (liability), net	$1,065,166	$1,065,485

Deferred taxes have been classified on the consolidated balance sheet as follows:

	2008	2007
Current assets	$244,741	$769,338
Non-current assets	820,425	296,147
	$1,065,166	$1,065,485

The expense (benefit) of income taxes consists of the following at December 31, 2008 and 2007:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred	319	(629,258)
Total	$319	$(629,258)

A reconciliation of the statutory federal income tax rate and effective rate is as follows at December 31:

	2008	2007

Statutory federal income tax rate	34%	34%
State income tax – net of federal benefit	3%	3%
Other	(37)%	1%
Effective tax rate	0%	38%

On January 15, 2008, Raymond James Financial, Inc. through its subsidiary, Sirchie Acquisition Company, LLC, acquired 51% interest (13,149,334 shares) in Law Enforcement Associates Corporation from Sirchie Finger Print Laboratories, Inc. and John Carrington. Based on the change in ownership, the Company’s net operating loss carry forward may be subject to certain limitations in any one year.

8.	STOCKHOLDERS’ EQUITY TRANSACTIONS

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

9.       PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. Employer discretionary matches totaled $76,769 and $61,796 for the years ended December 31, 2008 and 2007, respectively. Management made the decision not to match employee contributions during 2007. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in direct proportion of their salaries to the combined salaries of all participants. The Company made no profit sharing contributions for the years ended December 31, 2008 and 2007, respectively.

10.      RELATED PARTY TRANSACTIONS

For the year ended December 31, 2008 and 2007, the Company paid $1,038,957 and $343,568, respectively, to Sirchie for purchases and received $2,045 from Sirchie for sales. At December 31, 2008 and 2007, the Company had $2,462 and $1,847, respectively, in accounts payable due to Sirchie. During 2007, the Company entered into an agreement to pay consulting fees to a major stockholder of both Sirchie and the Company. Such fees were $5,000 for the year ended December 31, 2007. This agreement was terminated in 2007.

The Company formerly leased its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc.  Rent expense incurred under this lease for the years ended December 31, 2008 and 2007 was $32,237 and $177,950, respectively. This lease was terminated in 2008.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc. (Sirchie).  Rent expense incurred under this lease for the years ended December 31, 2008 and 2007 was $32,237 and $177,950, respectively. The above lease was terminated by the Company in 2008.

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for its surveillance vehicle division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the year ended December 31, 2008 was $57,000.

Effective March 2008, the Company moved its headquarters from the Youngsville, North Carolina facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for its new Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the year ended December 31, 2008 was $87,083.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008:

Year ending December 31:
2009	$160,415
2010	160,415
2011	160,415
2012	153,782
2013	8,631
Later years	0
Total minimum payments required	$643,658

Royalty Commitments

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2009 and calls for royalties based on the number of products sold. The agreement further specifies that the Company is obligated to pay the licensor minimum guaranteed royalties as follows at December 31, 2008:

2009	26,667
Total	$26,667

Royalty expense for the year ended December 31, 2008 and 2007 was $119,112 and $26,612, respectively.

Consulting Agreements

On May 3, 2007, the Company entered into an agreement with an entity to act as a placement agent and financial advisor to the Company. This entity’s objective is to identify prospective purchasers of debt and/or equity securities to be issued by the Company and prospective companies to be purchased or acquired by the Company either by debt and/or equity securities or by assets to be acquired by the Company. Pursuant to the terms of the agreement, the entity is compensated for successful security placements and services rendered in connection with acquisitions by the Company upon the closing of each sale of securities by the Company. This entity acted as the Company’s exclusive placement agent and exclusive financial advisor for a period of 120 days beginning on the effective date of the agreement. Thereafter, the entity has acted as the Company’s non-exclusive placement agent and non-exclusive financial advisor and will continue until terminated by either party upon 10 days notice to the other party.

Upon execution of this agreement, the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts (see Note 8). Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement is terminated. For the twelve months ended December 31, 2008 and 2007, the Company incurred $36,965 and $40,000 in consulting fees from this entity, respectively.

The Company terminated the above agreement during 2008.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm in an effort to market the new Graffiti Cam. The term of the agreement is for one year commencing on August 1, 2007. The Company will pay a monthly fee of $20,000 plus out-of-pocket costs until the agreement is terminated. The agreement can be terminated by either party with 90 days advance notice to the other party. For the twelve months ended December 31, 2008 and 2007, the Company incurred $74,741 and $103,760 in consulting fees from this entity, respectively. The Company terminated this agreement in 2008.

12.	CONCENTRATION OF RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables with a variety of customers and cash with financial institutions.  The Company generally does not require collateral from its customers.  Such credit risk is considered by management to be limited due to the Company’s customer base and its customers’ financial resources.

The Company places its cash in high credit quality financial institutions. At December 31, 2008 and 2007 and at various times during the years, the Company had $59,656 and $317,468, respectively, on deposit in excess of the Federal Deposit Insurance Corporation insured limits.

For the years ended December 31, 2008 and 2007, sales to one customer accounted for 15% and 10% of total sales, respectively.

For the year ended December 31, 2008, accounts receivable related to one customer accounted for 71% of total accounts receivable, respectively.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, and accounts payable approximates fair value due to the short-term maturities of these assets and liabilities. At December 31, 2008, the carrying value of the Company’s factored line of credit was deemed to approximate fair value given the relative short-term nature and given applicable fair value considerations of the underlying collateral and instrument with similar credit terms and quality.

The Company has adopted SFAS No. 157, as amended by FASB Staff Position (“FSP”) SFAS No. 157-2, which provides a framework for measuring fair value under GAAP. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS No. 13. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2 Inputs – Inputs other than quoted prices included in Level 1 Inputs that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Patents held for sale	$-	$335,505	$-	$335,505

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company’s credit risk and counterparties’ credit risks, and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs.  Commodity derivatives, foreign currency forward exchange contracts, and cross-currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs. Model inputs can be verified and valuation techniques do not involve significant management judgment.

FSP SFAS 157-2, issued in February 2008, delayed until January 1, 2009 the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. The Company’s nonfinancial assets consist principally of property, plant and equipment, goodwill, and other intangible assets associated with acquired businesses. For these assets, measurement at fair value in periods subsequent to their initial recognition will be applicable if one or more of these assets are determined to be impaired. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing principally Level 3 Inputs.

14.	LIQUIDITY AND CAPITAL RESOURCES

The Company has outstanding 1,200,000 shares of redeemable common stock, which becomes exercisable for $1.25 per share on August 1, 2009, which would require the Company to repurchase these shares for $1,500,000. There is no assurance that the Company will be able to obtain additional financing or capital on acceptable terms, if at all. If the Company is unsuccessful in its attempts, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.