Form 10-Q
period 2009-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2009-05-15
CIK 1165921

Form 10Q LAW ENFORCEMENT ASSOCIATES CORP – LAWE.OB Filed: May 15, 2009 (period: March 31, 2009) Quarterly report filed by Smaller Reporting Company

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009
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

Large Accelerated filer	Accelerated filer __	Non-accelerated filer	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report: 25,782,436 Shares of Common Stock (no par value).

PART I: FINANCIAL INFORMATION

Item 1	Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

PART II: OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A Risk Factors		21

Item 2	Unregistered Sales of Equity Securities and the Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits	21

SIGNATURES		22

INDEX TO EXHIBITS		21

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Law Enforcement   Associates Corporation (the "Company").   These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates,"  "intends,"  "expects,"  "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives strategies or goals are forward-looking statements.  Although management believes that the assumptions underlying the forward-looking statements are   reasonable,   these   assumptions   and the forward-looking   statements   are subject to various   factors,   risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ   materially from those contemplated by the forward-looking statements.  In  addition  to the other  cautionary  statements relating to certain forward-looking statements throughout this Report, attention  is directed to "Business --  Cautionary  Information  Regarding  Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results  contemplated by forward-looking statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$126,808	$254,705
Trade accounts receivable (net of allowance for doubtful
accounts of $30,000 and $30,000 at March 31, 2009
and December 31, 2008, respectively)	1,115,754	2,011,293
Inventories	1,535,185	1,368,049
Prepaid expenses	65,268	45,629
Deferred tax asset-current	304,327	244,741

Total current assets	3,147,342	3,924,417

Property and equipment, net	172,278	170,027

Other assets:
Intangibles, net	2,133,497	2,174,564
Assets held for sale	335,505	335,505
Deferred tax asset less current portion	820,425	820,425
Total other assets	3,289,427	3,330,494

Total assets	$6,609,047	$7,424,938

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Liabilities and Stockholders' Equity	(Unaudited)	(Audited)
Current liabilities:
Trade accounts payable	$714,421	$331,451
Line of credit	0	1,038,809
Accrued expenses:
Compensation and payroll taxes	110,895	126,695
Profit sharing plan	89,732	76,769
Warranty provision	57,820	58,809
Other accrued expenses	69,618	97,205
Deferred expenses	68,562	104,628
Customer deposits	9,634	30,540
Total current liabilities	1,120,682	1,864,906

Total liabilities	1,120,682	1,864,906

Commitments and Contingencies

Common stock, subject to possible redemption
1,200,000 shares, at redemption value	1,465,925	1,440,374

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,782,436 issued and outstanding at March 31, 2009
and December 31, 2008	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(998,312)	(901,094)
Total stockholders' equity	4,022,440	4,119,658

Total liabilities and stockholders' equity	$6,609,047	$7,424,938

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations
for the Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Unaudited)	(Unaudited)

Net sales	$1,751,734	$1,979,659

Cost of sales	1,285,715	1,172,651

Gross profit	466,019	807,008

Research and development	37,900	9,204
Operating expenses	562,205	744,306

Total operating expenses	600,105	753,510

Net income (loss) before other income (expense) and
income taxes	(134,086)	53,498

Other income (expense)
Other income	2,834	6,606
Interest income	0	1,012
Interest expense	(25,551)	(31,126)

Total other income (expense)	(22,717)	(23,508)

Net income (loss) before income taxes	(156,803)	29,990

Income tax (expense) benefit	59,585	(11,396)

Net income (loss)	$(97,218)	$18,594

Net income (loss) per weighted average share, basic and diluted	$(0.00)	$0.00

Weighted average number of shares, basic and diluted	25,782,436	25,782,436

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(97,218)	$18,594
Adjustments to reconcile net income (loss) to net cash used
by operations:
Depreciation and amortization	56,417	76,089
Put option discount expense	25,551	25,551
Deferred taxes	(59,585)	11,396
Change in allowance for doubtful accounts	0	(13,205)
(Increase) decrease in assets:
Trade accounts receivable	895,539	(478,350)
Inventories	(167,137)	(334,865)
Prepaid expenses and other assets	(6,334)	(37,385)
Increase (decrease) in liabilities:
Trade accounts payable	369,665	91,878
Accrued expenses	(67,479)	5,688
Customer deposits	(20,906)	45,774
Net cash provided (used) in operating activities	928,512	(588,835)

Cash flows from investing activities:
Capital expenditures	(17,600)	(13,180)
Net cash used in investing activities	(17,600)	(13,180)

Cash flows from financing activities:
Net factor line of credit repayments	(1,038,809)	0
Net proceeds under line of credit agreement	0	325,000
Net cash provided (used) by financing activities	(1,038,809)	325,000

Net decrease in cash	(127,897)	(277,015)

Cash at beginning of the period	254,705	325,244
Cash at end of the period	$126,808	$48,229

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$0	$5,575
Cash paid for income taxes	$0	$0

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

The Company’s operations consist of manufacturing, providing surveillance and intelligence gathering products, vehicle inspection equipment, and surveillance vehicles. Products are used by law enforcement agencies, the military, security and correctional organizations.

Basis of Presentation

The consolidated financial statements have been prepared by Law Enforcement Associates Corporation (the “Company”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10K for the fiscal year ended December 31, 2008.

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of March 31, 2009 and 2008. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of March 31, 2009 and December 31, 2008.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and the Company’s factor line of credit agreement. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible assets

Finite-lived intangible assets consist of patents and purchased intangibles. Patent cost includes the acquired cost of obtaining patents and are amortized over the estimated useful of the patents, usually 15 years, using the straight line method.  Purchased intangibles consist of trade name, drawings and designs, and marketing list which are amortized over 12 to 25 years, depending on the applicable intangible, using the straight line method.

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Product liability and warranty claims

The Company’s consolidated financial statements include accruals for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued at the time revenue is recognized. At March 31, 2009 and December 31, 2008, accrued product warranties totaled $57,820 and $58,809, respectively and are reported as warranty provision in the accompanying consolidated balance sheet.

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

Net Income (Loss) Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. There are no common stock equivalents for the Company at March 31, 2009.

Advertising

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the three months ended March 31, 2009 and 2008, advertising costs were $30,857 and $16,032, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statement of operations.

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $37,900 and $9,204 for the three months ended March 31, 2009 and 2008, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior quarters’ financial statements to conform to the current quarter presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 for financial assets and financial liabilities was effective for the Company beginning January 1, 2008. On January 1, 2009, the standard applies to non-financial assets and non-financial liabilities of the Company. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 amends ARB No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS 160 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations.” SFAS No. 141 (R) establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations consummated in periods beginning on or after December 15, 2008. Any future acquisitions undertaken by the Company will be impacted by the adoption of this standard.

In December 2008, the FASB issued Staff Position, FSP No. FAS 132(R)-1 which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and other Postretirement Benefits,” to require employers to disclose more information about assets of a defined benefit pension on other post-retirement plan. These disclosure requirements are effective for years ending after December 15, 2009.

2.         INVENTORIES

Inventories consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Raw Materials	$621,854	$615,866
Work-in-process	178,512	64,253
Finished goods	734,819	687,930
	$1,535,185	$1,368,049

Reserves for slow moving and obsolete inventory on a FIFO basis totaled $95,733 as of March 31, 2009 and December 31, 2008, respectively.

3.         PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at March 31, 2009 and December 31, 2008:

		March 31,	December 31,
	Useful Life	2009	2008
Office furniture & equipment	5 to 7 years	$98,347	$98,347
Leasehold improvements	7 years	14,218	14,218
Vehicles	5 years	118,727	101,127
Machinery & equipment	5 to 7 years	291,420	291,420
		522,712	505,112
Less accumulated depreciation		350,435	335,085
		$172,277	$170,027

Depreciation expense for the three months ended March 31, 2009 and 2008 was $15,350 and $19,440, respectively.

4.         INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2009 and December 31, 2008:

		March 31,	December 31,
	Estimated Life	2009	2008
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	190,000	190,000
		2,701,000	2,701,000
Less accumulated amortization		567,503	526,436
	Total intangibles, net	$2,133,497	$2,174,564

Amortization expense for the three months ended March 31, 2009 and 2008 was $41,067 and $56,649, respectively. Estimated future amortization expense is as follows at March 31, 2009:

4.         INTANGIBLE ASSETS (Continued)

Year	Amount
Remainder of 2009	$123,200
2010	164,267
2011	164,267
2012	164,267
2013	164,267
Future Years	1,353,229
$2,133,497

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

6.         FACTOR LINE OF CREDIT

The Company entered into a factoring agreement on November 12, 2008, which provides for the factoring of certain trade accounts receivable. The agreement requires factoring fees ranging from 1.5% to 15.0% of the accounts receivable factored depending on the timing and amounts repurchased by the Company. The Company is not subject to an annual minimum fee and the agreement can be terminated by either party upon 30 days prior written notice. Advances are collateralized by the Company’s accounts receivable. The outstanding balance was $0 and $1,038,809 as of March 31, 2009 and December 31, 2008, respectively. The Company recognized no factoring fees for the three months ended March 31, 2009. Subsequent to quarter end, the Company obtained approximately $2,994,000 of funding on the factor line of credit in order to support the Census Bureau order. Approximately $1,930,000 remained outstanding as of May 15, 2009.

7.         INCOME TAXES

Deferred tax (expense) benefit is the only component present in the provision for income taxes in the accompanying statement of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows at March 31:

	2009	2008

Statutory federal income tax rate	34%	34%
State income tax – net of federal benefit	3%	1%
Other	1%	(4%)
Effective tax rate	38%	31%

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

9.       PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. During the 1st quarter, the Company elected the Safe Harbor provision which guarantees an employer match of 3% for all eligible employees for the current year. Employer matches totaled $13,002 and $18,626 for the three months ended March 31, 2009 and 2008, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in direct proportion of their salaries to the combined salaries of all participants. The Company did not accrue a discretionary profit sharing contribution for the three months ended March 31, 2009 and 2008.

10.       RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2009, the Company incurred $384,393 to Sirchie for purchases. At March 31, 2009 and 2008, the Company had $368,249 and $8,564, respectively, in accounts payable due to Sirchie.

The Company formerly leased its office and manufacturing facility from Sirchie Finger Print Laboratories, Inc.  Rent expense incurred under this lease for the three months ended March 31, 2008 was $32,237. This lease was terminated in 2008.

11.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for its surveillance vehicle division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the three months ended March 31, 2009 and 2008 was $14,250 and $14,250, respectively.

Effective March 2008, the Company moved its headquarters from the Youngsville, North Carolina facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for its new Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the three months ended March 31, 2009 and 2008 was $23,750 and $15,833, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2009:

Remainder of 2009	$120,312
2010	160,415
2011	160,415
2012	153,782
2013	8,631
Total minimum payments required	$603,555

Royalty Commitments

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement is set to expire on April 30, 2009 and calls for royalties based on the number of products sold. The agreement further specifies that the Company is obligated to pay the licensor minimum guaranteed royalties; however, the Company satisfied its future royalty requirements during the 4th quarter of 2008.

Royalty expense for the three months ended March 31, 2009 and 2008 was $0 and $6,500, respectively.

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

Upon execution of this agreement, the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts. Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement is terminated. For the three months ended March 31, 2008, the Company incurred $15,447 in consulting fees from this entity. The Company terminated the above agreement during 2008.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm in an effort to market the new Graffiti Cam. The term of the agreement was for one year commencing on August 1, 2007. The Company will pay a monthly fee of $20,000 plus out-of-pocket costs until the agreement is terminated. For the three months ended March 31, 2008, the Company incurred $52,103 in consulting fees from this entity. The Company terminated this agreement in 2008.

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

For the three months ended March 31, 2009 and 2008, sales to one customer accounted for 30% and 33% of total sales, respectively.

For the three months ended March 31, 2009, accounts receivable related to one customer accounted for 47% of total accounts receivable.

13.       FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, which was adopted January 1, 2008, became effective for non-financial assets and non-financial liabilities on January 1, 2009, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available. The Company considers relevant and observable market prices in its valuations where possible.

The fair value measurements for the Company’s assets and liabilities accounted for at fair value March 31, 2009 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
	March 31, 2009	Level 1	Level 2	Level 3

Assets
Patents held for sale	$335,505	—	$335,505	—

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Revenues

Revenues for the three months ended March 31, 2009, were $1,751,734 as compared to $1,979,659 for the three months ended March 31, 2008, which represents a decrease of $227,925 (11.5%). The Company recognized a significant government order ($655,000) during the 1st quarter of 2008, which was not funded for 2009. This lack of government funding resulted in the decrease in revenues as compared to the 1st quarter of 2008. This decrease was partially offset by the recognition of the first shipment related to the Census Bureau order.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $466,019 as compared to $807,008 for the three months ended March 31, 2008, a decrease of $340,989. As a percentage of net sales, our gross margin was 26.6% for the quarter as compared to 40.8% in the same period last year. Management expected the decrease in gross margin during the 1st quarter as the Company recognized the first shipment related to the Census Bureau order. Management expects to recognize the balance of the Census Bureau order during the 2nd quarter.

Operating Expenses

Operating Expenses incurred for the three months ended March 31, 2009 were $600,105 as compared to $753,510 for the three months ended March 31, 2008, a decrease of $153,405 (20.4%). The decrease is mainly due to a significant reduction in consulting, moving expenses, and rent during the 1st quarter. The Company terminated two consulting agreements during 2008. Also, the Company relocated during the 1st quarter of 2008, which resulted in a reduction in rent expense going forward. This decrease was partially offset by an increase in research and development costs as compared to the same period last year. The Company is currently working on new technology and product offerings that management expects to result in an increase in research and development costs through the 2nd quarter. As a percentage of revenue, total operating expenses (including research and development expenses) was 34.3% compared to 38.1% for the comparative period.

Income and Earnings Per Share

The Company’s net loss for the three months ended March 31, 2009 was ($97,218) compared to net income of $18,594 for the three months ended March 31, 2008, a decrease of $115,812. Net income (loss) per weighted average share was ($0.00) for the three months ended March 31, 2009, as compared to $0.00 for the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, working capital was $2,026,660 as compared with $2,059,511 at December 31, 2008, a decrease of $32,851.

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

Research and Development

In the three months ended March 31, 2009, the Company incurred expenses of $37,900 on research and development as compared to $9,204 in the three months ended March 31, 2008.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2008 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2008 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K attached:

Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(c) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Law Enforcement Associates Corporation

Dated: May 15, 2009	By:	/s/ Paul Feldman
Paul Feldman President and Chief Executive Officer

Dated: May 15, 2009	By:	/s/ Paul Briggs
Paul Briggs Chief Financial Officer and Principal Accounting Officer