Form 10-Q
period 2009-06-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2009-08-12
CIK 1165921

Form 10Q LAW ENFORCEMENT ASSOCIATES CORP – LAWE.OB Filed: August 12, 2009 (period: June 30, 2009) Quarterly report filed by Smaller Reporting Company

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009
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

Yes                                No X

As of August 10, 2009, there were 25,782,436 shares outstanding of the registrant’s Common Stock, no par value per share.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$734,550	$254,705
Trade accounts receivable (net of allowance for doubtful
accounts of $30,000 and $30,000 at June 30, 2009
and December 31, 2008, respectively)	1,876,973	2,011,293
Accounts receivable - other	49,253	0
Inventories	1,529,329	1,368,049
Prepaid expenses	49,837	45,629
Deferred tax asset-current	304,326	244,741
Total current assets	4,544,268	3,924,417

Property and equipment, net	158,620	170,027

Other assets:
Intangibles, net	2,092,431	2,174,564
Assets held for sale	335,505	335,505
Deferred tax asset less current portion	565,995	820,425
Total other assets	2,993,931	3,330,494

Total assets	$7,696,819	$7,424,938

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Liabilities and Stockholders' Equity	(Unaudited)	(Audited)
Current liabilities:
Trade accounts payable	$362,926	$331,451
Line of credit	439,450	1,038,809
Accrued expenses:
Income taxes	240,702	0
Compensation and payroll taxes	139,961	126,695
Profit sharing plan	29,994	76,769
Warranty provision	54,865	58,809
Other accrued expenses	65,392	97,205
Deferred expenses	56,336	104,628
Customer deposits	4,019	30,540
Total current liabilities, before shares subject to redemption	1,393,645	1,864,906

Common stock, subject to possible redemption
1,200,000 shares, at redemption value	1,491,476	0

Total current liabilities	2,885,121	1,864,906

Total liabilities	2,885,121	1,864,906

Commitments and Contingencies

Common stock, subject to possible redemption
1,200,000 shares, at redemption value	0	1,440,374

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 authorized,
25,782,436 issued and outstanding at June 30, 2009
and December 31, 2008	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by
the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(209,054)	(901,094)
Total stockholders' equity	4,811,698	4,119,658

Total liabilities and stockholders' equity	$7,696,819	$7,424,938

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations
for the Six Months Ended June 30, 2009 and 2008

	2009	2008
	(Unaudited)	(Unaudited)

Net sales	$8,538,399	$3,828,359

Cost of sales	5,854,309	2,499,910

Gross profit	2,684,090	1,328,449

Research and development	176,099	39,892
Operating expenses	1,245,743	1,406,544

Total operating expenses	1,421,842	1,446,436

Net income (loss) before other income (expense) and
income taxes	1,262,248	(117,987)

Other income (expense)
Loss on sale of assets	(8,361)	(43,666)
Other income	10,338	6,606
Interest income	25	1,320
Interest expense	(136,664)	(62,045)

Total other income (expense)	(134,662)	(97,785)

Net income (loss) before income taxes	1,127,586	(215,772)

Income tax (expense) benefit	(435,546)	67,428

Net income (loss)	$692,040	$(148,344)

Net income (loss) per weighted average share, basic and diluted	$0.03	$(0.01)

Weighted average number of shares, basic and diluted	25,782,436	25,782,436

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Operations
for the Three Months Ended June 30, 2009 and 2008

	2009	2008
	(Unaudited)	(Unaudited)

Net sales	$6,786,665	$1,848,700

Cost of sales	4,568,594	1,327,259

Gross profit	2,218,071	521,441

Research and development	138,199	30,688
Operating expenses	683,538	662,238

Total operating expenses	821,737	692,926

Net income (loss) before other income (expense) and
income taxes	1,396,334	(171,485)

Other income (expense)
Loss on sale of assets	(8,361)	(43,666)
Other income	7,504	0
Interest income	25	308
Interest expense	(111,113)	(30,919)

Total other income (expense)	(111,945)	(74,277)

Net income (loss) before income taxes	1,284,389	(245,762)

Income tax (expense) benefit	(495,131)	78,824

Net income (loss)	$789,258	$(166,938)

Net income (loss) per weighted average share, basic and diluted	$0.03	$(0.01)

Weighted average number of shares, basic and diluted	25,782,436	25,782,436

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION
Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2009 and 2008

	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$692,040	$(148,344)
Adjustments to reconcile net income (loss) to net cash provided (used)
by operations:
Depreciation and amortization	114,660	151,503
Put option discount expense	51,102	51,102
Deferred taxes	194,845	(67,428)
Loss on sale of assets	8,361	43,666
Change in allowance for doubtful accounts	0	(13,205)
Change in inventory reserves	9,234	(64,437)
(Increase) decrease in assets:
Trade accounts receivable	134,320	13,583
Accounts receivable - other	(49,253)	0
Inventories	(170,514)	(180,027)
Prepaid expenses and other assets	(4,208)	(29,114)
Increase (decrease) in liabilities:
Trade accounts payable	31,475	2,918
Accrued expenses	123,144	(51,931)
Customer deposits	(26,521)	16,279
Net cash provided (used) in operating activities	1,108,685	(275,435)

Cash flows from investing activities:
Proceeds from sale of property and equipment	12,750	6,000
Capital expenditures	(42,231)	(30,768)
Net cash used in investing activities	(29,481)	(24,768)

Cash flows from financing activities:
Net factor line of credit repayments	(599,359)	0
Net payments under line of credit agreement	0	(25,000)
Net cash used by financing activities	(599,359)	(25,000)

Net increase (decrease) in cash	479,845	(325,203)

Cash at beginning of the period	254,705	325,244
Cash at end of the period	$734,550	$41

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$111,483	$10,943
Cash paid for income taxes	$0	$0

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

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of June 30, 2009 and 2008. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2009 and December 31, 2008.

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

Product liability and warranty claims

The Company’s consolidated financial statements include accruals for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued at the time revenue is recognized. At June 30, 2009 and December 31, 2008, accrued product warranties totaled $54,865 and $58,809, respectively and are reported as warranty provision in the accompanying consolidated balance sheets.

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

Net Income (Loss) Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. There are no common stock equivalents for the Company at June 30, 2009 and 2008.

Advertising

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the six months ended June 30, 2009 and 2008, advertising costs were $32,162 and $47,263, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statements of operations.

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $176,099 and $39,892 for the six months ended June 30, 2009 and 2008, respectively.

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

Recently adopted/issued accounting pronouncements

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The standard requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of FSP 142-3 did not have an effect on the Company’s consolidated financial statements.

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

We adopted Financial Accounting Standards No. 165, Subsequent Event (“FAS 165”), in the second quarter of 2009. FAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Principles of Consolidation and Basis of Presentation” included in Note 1- The Company and Summary of Significant Accounting Policies for the related disclosure. The adoption of FAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. SFAS 107-1 and APB 28-1 did not have an effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles-a replacement of SFAS No. 162 (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

2.         INVENTORIES

Inventories consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Raw Materials	$596,126	$615,866
Work-in-process	143,114	64,253
Finished goods	790,089	687,930
	$1,529,329	$1,368,049

Reserves for slow moving and obsolete inventory on a FIFO basis totaled $104,966 and $95,733 as of June 30, 2009 and December 31, 2008, respectively.

3.         PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at June 30, 2009 and December 31, 2008:

		June 30,	December 31,
	Useful Life	2009	2008
Office furniture & equipment	5 to 7 years	$98,347	$98,347
Leasehold improvements	7 years	21,386	14,218
Vehicles	5 years	86,459	101,127
Machinery & equipment	5 to 7 years	291,420	291,420
		497,612	505,112
Less accumulated depreciation		338,992	335,085
		$158,620	$170,027

Depreciation expense for the six months ended June 30, 2009 and 2008 was $32,527 and $38,205, respectively.

4.         INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2009 and December 31, 2008:

		June 30,	December 31,
	Estimated Life	2009	2008
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	190,000	190,000
		2,701,000	2,701,000
Less accumulated amortization		608,569	526,436
	Total intangibles, net	$2,092,431	$2,174,564

Amortization expense for the six months ended June 30, 2009 and 2008 was $82,133 and $113,298, respectively. Estimated future amortization expense is as follows at June 30, 2009:

4.         INTANGIBLE ASSETS (Continued)

Year	Amount
Remainder of 2009	$82,134
2010	164,267
2011	164,267
2012	164,267
2013	164,267
Future Years	1,353,229
$2,092,431

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

6.         FACTOR LINE OF CREDIT

The Company entered into a factoring agreement on November 12, 2008, which provides for the factoring of certain trade accounts receivable. The agreement requires factoring fees ranging from 1.5% to 15.0% of the accounts receivable factored depending on the timing and amounts repurchased by the Company. The Company is not subject to an annual minimum fee and the agreement can be terminated by either party upon 30 days prior written notice. Advances are collateralized by the Company’s accounts receivable. The outstanding balance was $439,450 and $1,038,809 as of June 30, 2009 and December 31, 2008, respectively. The Company recognized $85,562 in factoring fees for the six months ended June 30, 2009.

7.         INCOME TAXES

Deferred tax (expense) benefit is the only component present in the provision for income taxes in the accompanying statement of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows at June 30:

	2009	2008

Statutory federal income tax rate	34%	34%
State income tax – net of federal benefit	4%	1%
Other	1%	(4%)
Effective tax rate	39%	31%

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

9.       PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. During the 1st quarter, the Company elected the Safe Harbor provision which guarantees an employer match of 3% for all eligible employees for the current year. Employer matches totaled $28,002 and $41,176 for the six months ended June 30, 2009 and 2008, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in direct proportion of their salaries to the combined salaries of all participants. The Company did not accrue a discretionary profit sharing contribution for the six months ended June 30, 2009 and 2008.

10.       RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2009, the Company incurred $3,799,530 to Sirchie Finger Print Laboratories, Inc. (“Sirchie”) for purchases. At June 30, 2009 and 2008, the Company had $4,028 and $5,207, respectively, in accounts payable due to Sirchie.

The Company formerly leased its office and manufacturing facility from Sirchie.  Rent expense incurred under this lease for the six months ended June 30, 2008 was $32,237. This lease was terminated in 2008.

11.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for its surveillance vehicle division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the six months ended June 30, 2009 and 2008 was $28,500 and $28,500, respectively.

Effective March 2008, the Company moved its headquarters from the Youngsville, North Carolina facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for its Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the six months ended June 30, 2009 and 2008 was $47,500 and $39,583, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2009:

Remainder of 2009	$80,208
2010	160,415
2011	160,415
2012	153,782
2013	8,631
Total minimum payments required	$563,451

Royalty Commitments

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement expired on April 30, 2009 and called for royalties based on the number of products sold. The agreement further specified that the Company would be obligated to pay the licensor minimum guaranteed royalties; however, the Company satisfied its future royalty requirements during the 4th quarter of 2008.

Royalty expense for the six months ended June 30, 2009 and 2008 was $0 and $13,000, respectively.

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

Upon execution of this agreement, the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts. Additionally, the Company shall pay this entity a monthly fee of $5,000 until the agreement was terminated. For the six months ended June 30, 2008, the Company incurred $37,412 in consulting fees from this entity. The Company terminated the above agreement during 2008.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm in an effort to market the new Graffiti Cam. The term of the agreement was for one year commencing on August 1, 2007. The Company will pay a monthly fee of $20,000 plus out-of-pocket costs until the agreement is terminated. For the six months ended June 30, 2008, the Company incurred $69,573 in consulting fees from this entity. The Company terminated this agreement in 2008.

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

For the six months ended June 30, 2009 and 2008, sales to one customer accounted for 67% and 17% of total sales, respectively.

For the six months ended June 30, 2009, accounts receivable related to one customer accounted for 60% of total accounts receivable.

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

The fair value measurements for the Company’s assets and liabilities accounted for at fair value June 30, 2009 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
	June 30, 2009
		Level 1	Level 2	Level 3
Assets
Patents held for sale	$335,505	—	$335,505	—

14.       LIQUIDITY AND CAPITAL RESOURCES

The Company has outstanding 1,200,000 shares of redeemable common stock, which becomes exercisable for $1.25 per share on August 1, 2009, which would require the Company to repurchase these shares for $1,500,000. On June 26, 2009, the Company received notice of demand pursuant to paragraph 12 of the Asset Purchase Agreement dated September 28, 2007, between Advanced Vehicle Systems, LLC, and Mrs. Barbara Wortley to purchase 1,200,000 shares of the common stock of the Company on or before August 1, 2009 at a price of $1.25 per share. In response to the demand, management of the Company met with certain personnel in an attempt to reach a compromise and settlement on the matter; however the Company’s offer was not accepted and the holder made certain demands that if not met could result in potential litigation. As of the date hereof, the Company failed to reach an agreement regarding the outstanding redeemable common stock and as such, is in default of its obligation. The Company will continue to negotiate with the holder to try and reach acceptable terms to both parties and avoid litigation. The ultimate outcome at this time cannot reasonably be determined.

If the Company is unsuccessful in its attempts to renegotiate the terms of this put option, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations, and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words, although some forward-looking statements are expressed differently.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future.  You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors, including, but not limited to the limited financial resources to Company and our ability to fund or renegotiate the put option that became due on August 1, 2009, the ultimate resolution of the recent downturn in the worldwide economy, the economic stimulus package and its ongoing impact on our business and the business of our customers and suppliers, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A of the Company’s 2008 annual report on Form 10-K. Forward-looking statements speak only as of the date they are made.  We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or the SEC, that discuss other factors relevant to our business.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Revenues

Revenues for the three months ended June 30, 2009, were $6,786,665 as compared to $1,848,700 for the three months ended June 30, 2008, which represents an increase of $4,937,965. As expected, the Company recognized the balance of the Census Bureau order during the 2nd quarter. With the exception of the Census Bureau order, quarterly revenue was in line with the same period last year. Management does expect an increase in order activity during the second half of the year, due to anticipated funding that may become available to some of the Company’s customers.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $2,218,071 as compared to $521,441 for the three months ended June 30, 2008, an increase of $1,696,630. As a percentage of net sales, our gross margin was 32.7% for the quarter as compared to 28.2% in the same period last year. Gross margin for the quarter exceeded our original expectations due to the Company taking advantage of purchase discounts related to the Census Bureau order.

Operating Expenses

Operating Expenses incurred for the three months ended June 30, 2009 were $821,737 as compared to $692,926 for the three months ended June 30, 2008, an increase of $128,811. As a percentage of net sales, operating expenses were 12.1% for the quarter as compared to 37.5% in the same period last year. The increase resulted from an increase in research and development efforts during the 2nd quarter. The Company continues to work on new technology and product offerings that management expects to result in an increase in research and development costs through the 3rd quarter.

Income and Earnings Per Share

The Company’s net income for the three months ended June 30, 2009 was $789,258 compared to a net loss of ($166,938) for the three months ended June 30, 2008, an increase of $956,196. Net income (loss) per weighted average share was $0.03 for the three months ended June 30, 2009, as compared to ($0.01) for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

Revenues

Revenues for the six months ended June 30, 2009, were $8,538,399 as compared to $3,828,359 for the six months ended June 30, 2008, which represents an increase of $4,710,040. The significant increase resulted from the recognition of the Census Bureau order.

Gross Profit

Gross profit for the six months ended June 30, 2009 was $2,684,090 as compared to $1,328,449 for the six months ended June 30, 2008, an increase of $1,355,641. As a percentage of net sales, our gross margin was 31.4% for the six months ended June 30, 2009, as compared to 34.7% in the same period last year.

Operating Expenses

Operating Expenses incurred for the six months ended June 30, 2009 were $1,421,842 as compared to $1,446,436 for the six months ended June 30, 2008, a decrease of $24,594. As a percentage of net sales, operating expenses were 16.7% as compared to 37.8% in the same period last year. The decrease in operating expenses is due to significant reductions in consulting fees and rent expense. These decreases were partially offset by increases in research and development efforts during the 1st and 2nd quarters. Management expects to continue its research and development efforts during the 3rd quarter.

Income and Earnings Per Share

The Company’s net income for the six months ended June 30, 2009 was $692,040 compared to a net loss of ($148,344) for the six months ended June 30, 2008, an increase of $840,384. Net income (loss) per weighted average share was $0.03 for the six months ended June 30, 2009, as compared to ($0.01) for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, working capital was $1,659,147 as compared with $2,059,511 at December 31, 2008, a decrease of $400,364. For the six months ended June 30, 2009, the Company generated $1,108,685 of cash flow from operating activities compared to negative cash flow of $275,435 for the same period in 2008. Also during the six months ended June 30, 2009, the Company used $599,359 for repayment of its factor line of credit.

The Company has outstanding 1,200,000 shares of redeemable common stock, which becomes exercisable for $1.25 per share on August 1, 2009, which would require the Company to repurchase these shares for $1,500,000. On June 26, 2009, the Company received notice of demand pursuant to paragraph 12 of the Asset Purchase Agreement dated September 28, 2007, between Advanced Vehicle Systems, LLC, and Mrs. Barbara Wortley to purchase 1,200,000 shares of the common stock of the Company on or before August 1, 2009 at a price of $1.25 per share. In response to the demand, management of the Company met with certain personnel in an attempt to reach a compromise and settlement on the matter; however its offer was not accepted and the holder made certain demands that if not met could result in potential litigation. As of the date hereof, the Company failed to reach an agreement regarding the outstanding redeemable common stock and as such, is in default of its obligation. The Company will continue to negotiate with the holder to try and reach acceptable terms to both parties and avoid litigation. The ultimate outcome at this time cannot reasonably be determined.

As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of some of our products.

Research and Development

In the six months ended June 30, 2009, the Company incurred expenses of $176,099 on research and development as compared to $39,892 in the six months ended June 30, 2008.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its Note 1 to the consolidated financial statements included in this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

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

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

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

Law Enforcement Associates Corporation

Dated: August 12, 2009	By:	/s/ Paul Feldman
Paul Feldman President and Chief Executive Officer

Dated: August 12, 2009	By:	/s/ Paul Briggs
Paul Briggs Chief Financial Officer and Principal Accounting Officer