Form 10-Q
period 2009-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2009-11-16
CIK 1165921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32565

LAW ENFORCEMENT ASSOCIATES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	56-2267438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2609 Discovery Drive Suite 125, Raleigh, North Carolina	27616
(Address of principal executive offices)	(Zip Code)

(919) 872-6210

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, no par value per share	25,782,436 shares

LAW ENFORCEMENT ASSOCIATES CORPORATION

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LAW ENFORCEMENT ASSOCIATES CORPORATION

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$747,255	$254,705
Trade accounts receivable (net of allowance for doubtful accounts of $30,000 at September 30, 2009 and December 31, 2008, respectively)	1,021,583	2,011,293
Accounts receivable - other	49,253	0
Refundable income taxes	32,500	0
Inventories	1,598,132	1,368,049
Prepaid expenses	235,282	45,629
Deferred tax asset-current	244,626	244,741
Total current assets	3,928,631	3,924,417

Property and equipment, net	166,599	170,027

Other assets:
Intangibles, net	2,051,364	2,174,564
Assets held for sale	335,505	335,505
Deferred tax asset less current portion	565,995	820,425
Total other assets	2,952,864	3,330,494

Total assets	$7,048,094	$7,424,938

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$506,790	$331,451
Line of credit	0	1,038,809
Accrued expenses:
Compensation and payroll taxes	103,350	126,695
Profit sharing plan	30,263	76,769
Warranty provision	52,426	58,809
Other accrued expenses	109,686	97,205
Deferred expenses	27,897	104,628
Customer deposits	4,957	30,540
Total current liabilities, before shares subject to redemption	835,369	1,864,906

Common stock, subject to redemption of 1,200,000 shares, at redemption value	1,500,000	0

Total current liabilities	2,335,369	1,864,906

Total liabilities	2,335,369	1,864,906

Commitments and Contingencies

Common stock, subject to possible redemption of 1,200,000 shares, at redemption value	0	1,440,374

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 authorized, 25,782,436 issued and outstanding at September 30, 2009 and December 31, 2008	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(308,027)	(901,094)
Total stockholders’ equity	4,712,725	4,119,658

Total liabilities and stockholders’ equity	$7,048,094	$7,424,938

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Consolidated Statements of Operations

for the Nine Months Ended September 30, 2009 and 2008

	2009 (Unaudited)	2008 (Unaudited)

Net sales	$10,458,950	$6,225,583

Cost of sales	7,143,142	3,950,503

Gross profit	3,315,808	2,275,080

Research and development	239,861	52,401
Operating expenses	1,969,723	2,177,579
Total operating expenses	2,209,584	2,229,980

Income from operations	1,106,224	45,100

Other income (expense)
Loss on sale of assets	(8,361)	(43,666)
Other income	11,625	11,935
Interest income	812	1,439
Interest expense	(145,188)	(90,087)
Total other income (expense)	(141,112)	(120,379)

Net income (loss) before income taxes	965,112	(75,279)

Income tax (expense) benefit	(372,045)	23,336

Net income (loss)	$593,067	$(51,943)

Net income (loss) per weighted average share, basic and diluted	$0.02	$(0.00)

Weighted average number of shares, basic and diluted	25,782,436	25,782,436

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Consolidated Statements of Operations

for the Three Months Ended September 30, 2009 and 2008

	2009	2008
	(Unaudited)	(Unaudited)

Net sales	$1,920,551	$2,397,224

Cost of sales	1,288,833	1,450,593

Gross profit	631,718	946,631

Research and development	63,762	12,509
Operating expenses	723,980	771,035
Total operating expenses	787,742	783,544

Income (loss) from operations	(156,024)	163,087

Other income (expense)
Loss on sale of assets	0	0
Other income	1,287	5,329
Interest income	787	119
Interest expense	(8,524)	(28,042)
Total other income (expense)	(6,450)	(22,594)

Net income (loss) before income taxes	(162,474)	140,493

Income tax (expense) benefit	63,501	(44,092)

Net income (loss)	$(98,973)	$96,401

Net income (loss) per weighted average share, basic and diluted	$(0.00)	$0.00

Weighted average number of shares, basic and diluted	25,782,436	25,782,436

The accompanying notes are an integral part of the consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Consolidated Statements of Cash Flows

for the Nine Months Ended September 30, 2009 and 2008

	2009 (Unaudited)	2008 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$593,067	$(51,943)
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Depreciation and amortization	171,012	374,280
Put option discount expense	59,626	76,653
Deferred taxes	254,545	(23,336)
Loss on sale of assets	8,361	43,666
Change in allowance for doubtful accounts	0	(3,205)
Change in inventory reserves	30,537	(33,349)
(Increase) decrease in assets:
Trade accounts receivable	989,710	(802,708)
Accounts receivable - other	(49,253)	0
Refundable income taxes	(32,500)	0
Inventories	(260,620)	(127,403)
Prepaid expenses and other assets	(189,653)	(24,526)
Increase (decrease) in liabilities:
Trade accounts payable	175,339	319,203
Accrued expenses	(140,484)	17,345
Customer deposits	(25,583)	(16,789)
Net cash provided (used) in operating activities	1,584,104	(252,112)

Cash flows from investing activities:
Proceeds from sale of property and equipment	12,750	6,000
Capital expenditures	(65,495)	(30,768)
Net cash used in investing activities	(52,745)	(24,768)

Cash flows from financing activities:
Net factor line of credit repayments	(1,038,809)	0
Net payments under line of credit agreement	0	(25,000)
Net cash used by financing activities	(1,038,809)	(25,000)

Net increase (decrease) in cash	492,550	(301,880)

Cash at beginning of the period	254,705	325,244
Cash at end of the period	$747,255	$23,364

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$111,483	$13,434
Cash paid for income taxes	$150,000	$1,855

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by Law Enforcement Associates Corporation (the “Company”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Law Enforcement Associates Corporation and its wholly-owned subsidiaries, Law Enforcement Associates, Inc. and Law Enforcement Associates Holding Company, Inc. All intercompany transactions have been eliminated in consolidation. The consolidated statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined in the authoritative guidance under U.S. GAAP. Therefore, no separate segment disclosures have been included in the accompanying notes to the consolidated financial statements.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2009 and December 31, 2008.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and the Company’s factor line of credit agreement. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

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

Inventories

All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventories are reviewed regularly for slow moving and potentially obsolete items using actual inventory turnover and are written down to estimated net realizable value.

Shipping and Handling

All shipping and handling costs are expensed as incurred and are included in cost of sales in the accompanying consolidated statement of operations. Shipping and handling fees billed to customers are included in net sales in the accompanying consolidated statement of operations.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible assets

Finite-lived intangible assets consist of patents and purchased intangibles. Patent cost includes the acquired cost of obtaining patents and are amortized over the estimated useful of the patents, usually 15 years, using the straight line method. Purchased intangibles consist of trade name, drawings and designs, and marketing lists which are amortized over 12 to 25 years, depending on the applicable intangible, using the straight line method.

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

Leases

The Company’s leases are evaluated at inception or at any subsequent material modification and, depending on the lease terms, are classified as either capital or operating leases, as appropriate under U.S. GAAP. For operating leases that contain built-in pre-determined rent escalations, rent holidays, or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease.

Product liability and warranty claims

The Company’s consolidated financial statements include accruals for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued at the time revenue is recognized. At September 30, 2009 and December 31, 2008, accrued product warranties totaled $52,426 and $58,809, respectively and are reported as warranty provision in the accompanying consolidated balance sheets.

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

The Company’s policy with respect to evaluating uncertain tax positions is based upon whether management believes it is more likely than not to be sustained upon review by the taxing authorities, then the Company shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The tax positions must meet the more-likely-than-not recognition threshold with consideration given to the amounts and probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information at the reporting date. The Company will reflect only the portion of the tax benefit that will be sustained upon resolution of the position and applicable interest on the portion of the tax benefit not recognized.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Share

Basic earnings per share is computed by dividing the Company’s consolidated net income by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. There are no common stock equivalents for the Company at September 30, 2009 and 2008.

Advertising

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the nine months ended September 30, 2009 and 2008, advertising costs were $81,847 and $82,025, respectively. All advertising costs are included in operating expenses in the accompanying consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $239,861 and $52,401 for the nine months ended September 30, 2009 and 2008, respectively.

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

Recently adopted/issued accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of the Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its third quarter of 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new U.S. GAAP guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and was effective for business combinations occurring on or after January 1, 2009. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued new U.S. GAAP guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners and was effective for the Company beginning January 1, 2009. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued new U.S. GAAP guidance that requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new U.S. GAAP guidance that establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance in the second quarter of 2009, and it did not have an effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new U.S. GAAP guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends FASB ASC 820, Fair Value Measurements and Disclosures, by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 applies to the fair value measurement of liabilities within the scope of ASC 820 and addresses several key issues with respect to estimating fair value of liabilities. Among other things, ASU 2009-05 clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 is effective for the first reporting period beginning after its issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13. ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangement entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangement for all periods presented. The Company is evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

2. INVENTORIES

Inventories consist of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Raw Materials	$613,131	$615,866
Work-in-process	127,416	64,253
Finished goods	857,585	687,930

	$1,598,132	$1,368,049

Reserves for slow moving and obsolete inventory on a FIFO basis totaled $126,270 and $95,733 as of September 30, 2009 and December 31, 2008, respectively.

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at September 30, 2009 and December 31, 2008:

		September 30,	December 31,
	Useful Life	2009	2008
Office furniture & equipment	5 to 7 years	$98,347	$98,347
Leasehold improvements	7 years	21,386	14,218
Vehicles	5 years	109,723	101,127
Machinery & equipment	5 to 7 years	291,420	291,420

		520,876	505,112
Less accumulated depreciation		354,277	335,085

		$166,599	$170,027

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $47,812 and $54,332, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2009 and December 31, 2008:

		September 30,	December 31,
	Estimated Life	2009	2008
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	190,000	190,000

		2,701,000	2,701,000
Less accumulated amortization		649,636	526,436

	Total intangibles, net	$2,051,364	$2,174,564

Amortization expense for the nine months ended September 30, 2009 and 2008 was $123,200 and $169,948, respectively. Estimated future amortization expense is as follows at September 30, 2009:

During the 3rd Quarter of 2008, the Company recognized a non-cash impairment charge of $150,000 on our patents related to the stun pistol. This decision was based upon an analysis of recoverability and the fact that the patents have provided no income to date.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

4. INTANGIBLE ASSETS (Continued)

Year	Amount
Remainder of 2009	$41,067
2010	164,267
2011	164,267
2012	164,267
2013	164,267
Future Years	1,353,229

$2,051,364

5. ASSETS HELD FOR SALE

During the 4th Quarter of 2008, the Board of Directors approved the sale of the Company’s EDW patents to a third party. As a result, the Company reclassified these patents on its financial statements as assets held for sale. The patents have been reported at the lower of the carrying value or fair value less cost to sell and the Company has ceased amortizing these assets. Based on recent discussions, the third party is continuing its due diligence in evaluating the EDW patents and is attempting to renegotiate the transaction. Management will continue to facilitate the sale of the patents with hopes of closing during the fourth quarter of this year or first quarter of next year. In the event that the transaction does not occur, the Company will have to reevaluate the fair market value of its EDW patents. Depending on its assessment, the Company may have to recognize additional impairment charges, which would have a negative impact on future earnings.

6. FACTOR LINE OF CREDIT

The Company entered into a factoring agreement on November 12, 2008, which provides for the factoring of certain trade accounts receivable. The agreement requires factoring fees ranging from 1.5% to 15.0% of the accounts receivable factored depending on the timing and amounts repurchased by the Company. The Company is not subject to an annual minimum fee and the agreement can be terminated by either party upon 30 days prior written notice. Advances are collateralized by the Company’s accounts receivable. The outstanding balance was $0 and $1,038,809 as of September 30, 2009 and December 31, 2008, respectively. The Company recognized $85,562 in factoring fees for the nine months ended September 30, 2009.

7. INCOME TAXES

Deferred tax (expense) benefit is the only component present in the provision for income taxes in the accompanying statement of operations. A reconciliation of the statutory federal income tax rate and effective rate is as follows at September 30:

	2009	2008
Statutory federal income tax rate	34%	34%
State income tax – net of federal benefit	4%	1%
Other	1%	(4)%

Effective tax rate	39%	31%

On January 15, 2008, Raymond James Financial, Inc. through its subsidiary, Sirchie Acquisition Company, LLC, acquired 51% interest (13,149,334 shares) in Law Enforcement Associates Corporation from Sirchie Finger Print Laboratories, Inc. and John Carrington. Based on the change in ownership, the Company’s net operating loss carry forward may be subject to certain limitations in any one year. The Company’s net operating loss carry forward was limited to approximately $660,000 during the nine months ended September 30, 2009.

8. REDEEMABLE COMMON STOCK

On October 16, 2007, the Company acquired certain assets of Advanced Vehicle Systems, LLC, a Florida limited liability company (“AVS”). The Company purchased all of AVS’ designs, drawings, name and intellectual property rights. As part of the purchase price, the Company provided the seller a put option on 1,200,000 shares. This put option gives the seller the right to sell up to 1,200,000 shares back to the Company for $1.25 per share on August 1, 2009. This obligation is recorded as common stock, subject to redemption of 1,200,000 shares, at redemption value in the Company’s Consolidated Balance Sheets. See Note 14 for additional information.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The Company accounts for redeemable common stock in accordance with U.S. GAAP guidance. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. The Company accretes changes in the redemption value over the period from the date of issuance using the interest method.

9. PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. During the 1st quarter, the Company elected the Safe Harbor provision which guarantees an employer match of 3% for all eligible employees for the current year. Employer matches totaled $28,272 and $59,871 for the nine months ended September 30, 2009 and 2008, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in direct proportion of their salaries to the combined salaries of all participants. The Company did not accrue a discretionary profit sharing contribution for the nine months ended September 30, 2009 and 2008.

10. RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2009, the Company incurred $4,086,698 to Sirchie Finger Print Laboratories, Inc. (“Sirchie”) for purchases. At September 30, 2009 and 2008, the Company had $103,440 and $32,743, respectively, in accounts payable due to Sirchie.

The Company formerly leased its office and manufacturing facility from Sirchie. Rent expense incurred under this lease for the nine months ended September 30, 2008 was $32,237. This lease was terminated in 2008.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for its surveillance vehicle division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the nine months ended September 30, 2009 and 2008 was $42,750 and $42,750, respectively.

Effective March 2008, the Company moved its headquarters from the Youngsville, North Carolina facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for its Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the nine months ended September 30, 2009 and 2008 was $71,250 and $63,333, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2009:

Remainder of 2009	$40,104
2010	160,415
2011	160,415
2012	153,782
2013	8,631

Total minimum payments required	$523,347

Royalty Commitments

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. The agreement called for royalties based on the number of products sold and was interpreted by management to expire on April 30, 2009. The agreement further specified that the Company would be obligated to pay the licensor minimum guaranteed royalties; however, the Company believed it satisfied the future royalty

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

requirements during the 4th quarter of 2008. However, the licensor has disputed management’s interpretation of the expiration date of the license agreement and subsequent to quarter-end filed a claim against the Company. The Company has accrued the royalty expense it anticipates paying in settlement for the nine months ended September 30, 2009. Royalty expense for the nine months ended September 30, 2009 and 2008 was $62,500 and $33,000, respectively.

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

Upon execution of this agreement, the Company issued 130,000 shares of restricted common stock for the entity’s due diligence and advisory efforts. Additionally, the Company paid this entity a monthly fee of $5,000 until the agreement was terminated during 2008. For the nine months ended September 30, 2008, the Company incurred $37,412 in consulting fees associated with the agreement.

In July 2007, the Company entered into an agreement with an entity to act as its public relations firm in an effort to market the new Graffiti Cam. The term of the agreement was for one year commencing on August 1, 2007. The Company paid a monthly fee of $20,000 plus out-of-pocket costs until the agreement was terminated during 2008. For the nine months ended September 30, 2008, the Company incurred $69,573 in consulting fees from this entity.

Litigation

The Company is a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. Subsequent to quarter-end but prior to the date of this report, the two parties have agreed in principle to a settlement of $100,000 to be paid in equal monthly installments over the next 10 months. During the nine months ended September 30, 2009, the Company has accrued the portion of the minimum guaranteed royalty applicable to this period.

The Company is a defendant in a lawsuit, filed by the holder of a put option on 1,200,000 shares of the Company’s common stock for $1,500,000. On June 26, 2009, the Company received notice of demand pursuant to paragraph 12 of the Asset Purchase Agreement dated September 28, 2007, between Advance Vehicle Systems, LLC and Mrs. Barbara Wortley, to purchase these 1,200,000 shares of common stock on or before August 1, 2009 for $1.25 per share or $1,500,000. The Company is currently in default of this agreement. On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. This put option obligation is recorded in the Company’s consolidated balance sheets as common stock subject to possible redemption. The Company will continue its efforts to negotiate with the holder to reach payment terms that would be acceptable to both parties.

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

For the nine months ended September 30, 2009, sales to one customer accounted for 56% of total sales. For the nine months ended September 30, 2008, sales to two customers accounted for 23% of total sales.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

For the nine months ended September 30, 2009 and 2008, accounts receivable related to one customer accounted for 13% and 46% of total accounts receivable, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The authoritative guidance for fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the guidance are described below:

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

The fair value measurements for the Company’s assets and liabilities accounted for at fair value September 30, 2009 are presented in the following table:

	September 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets

Patents held for sale	$335,505	—	—	$335,505

14. SUBSEQUENT EVENTS EVALUATION DATE

Management of the Company has determined the date of issuance of its financial statements is appropriate for determination for subsequent event disclosure.

15. LIQUIDITY AND CAPITAL RESOURCES

The Company has outstanding 1,200,000 shares of redeemable common stock, which became exercisable for $1.25 per share on August 1, 2009, which requires the Company to repurchase these shares for $1,500,000. This obligation is recorded as common stock, subject to redemption of 1,200,000 shares, at redemption value in the Company’s Consolidated Balance Sheets. On June 26, 2009, the Company received notice of demand pursuant to paragraph 12 of the Asset Purchase Agreement dated September 28, 2007, between Advanced Vehicle Systems, LLC, and Mrs. Barbara Wortley to purchase 1,200,000 shares of the common stock of the Company on or before August 1, 2009 at a price of $1.25 per share. In response to the demand, management of the Company met with certain personnel in an attempt to reach a compromise and settlement on the matter; however its offer was not accepted. On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley.

The Company continues to negotiate with the holder in reaching a compromise and settlement on the payment obligation that will allow the Company to continue as a going concern. However, if the Company is unsuccessful in its attempts to renegotiate the terms of this put option, management may be required to liquidate available assets, restructure the Company or in the extreme event, cease operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Revenues

Revenues for the three months ended September 30, 2009, were $1,920,551 as compared to $2,397,224 for the three months ended September 30, 2008, which represents a decrease of $476,673. The decrease in revenue as compared to the same period last year resulted from the Company recognizing a nonrecurring significant order (approximately $714,000) during the 3rd quarter of the previous year.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $631,718 as compared to $946,631 for the three months ended September 30, 2008, a decrease of $314,913. As a percentage of net sales, our gross margin was 32.9% for the quarter as compared to 39.5% in the same period last year. Gross margin dollars and percentage decreased as compared to the same period last year mainly due to the recognition of a significant order during the 3rd quarter of the previous year. Other factors contributing to the decrease in gross profit during the 3rd quarter were increases in incoming freight and the mix of products shipped as compared to the same period last year. Management made the decision to expedite delivery on certain products prior to our largest trade show of the year, which occurs each July. As a result, incoming freight charges were higher than normal.

Operating Expenses

Operating Expenses incurred for the three months ended September 30, 2009 were $787,742 as compared to $783,544 for the three months ended September 30, 2008, an increase of $4,198. As a percentage of net sales, operating expenses were 41.0% for the quarter as compared to 32.7% in the same period last year. Operating expenses were negatively impacted during the 3rd quarter due to significant increases in professional fees, research and development, trade show expense, and consulting expenses as compared to the same period last year.

Professional fees increased by approximately $86,000 as compared to the same period last year. The majority of the increase related to legal fees associated with the Wortley lawsuit, management turnover, and preparation for the upcoming shareholder meeting. Management expects that most of these legal fees are nonrecurring. Research and development expenses increased approximately $51,000 as expected during the quarter as the Company continues to work on new technology and product offerings. Management expects to introduce these new product offerings during the 4th quarter. Trade show related expenses increased by approximately $35,000 during the quarter. The Company’s largest trade show of the year occurs annually in July; however, the Company incurred additional expense this year in booth costs and travel related expenses.

Consulting expenses increased by approximately $46,500 during the 3rd quarter as compared to the same period last year. The majority of the increase resulted from fees associated with a disputed licensing agreement discussed in footnote 11.

The increases in operating expenses discussed above during the 3rd quarter of 2009 were mostly offset by the noncash impairment charges of $150,000 during 2008 and the reduction of amortization expense of approximately $16,000, and advertising costs related to the 2008 catalog of approximately $30,000.

Income and Earnings Per Share

The Company’s net loss for the three months ended September 30, 2009 was ($98,973) compared to net income of $96,401 for the three months ended September 30, 2008, a decrease of $195,374. Net income (loss) per weighted average share was ($0.00) for the three months ended September 30, 2009, and 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

Revenues

Revenues for the nine months ended September 30, 2009, were $10,458,950 as compared to $6,225,583 for the nine months ended September 30, 2008, which represents an increase of $4,233,367. The significant increase in revenues as compared to the same period last year resulted from the recognition of the Census Bureau order (approximately $5.7 million). Two nonrecurring significant orders were recognized during the first nine months of 2008, which represented revenues of approximately $1.4 million.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $3,315,808 as compared to $2,275,080 for the nine months ended September 30, 2008, an increase of $1,040,728. As a percentage of net sales, our gross margin was 31.7% for the nine months ended September 30, 2009, as compared to 36.5% in the same period last year. The reduction in gross margin percentage is primarily due to product mix.

Operating Expenses

Operating Expenses incurred for the nine months ended September 30, 2009 were $2,209,584 as compared to $2,229,980 for the nine months ended September 30, 2008, a decrease of $20,396. As a percentage of net sales, operating expenses were 21.1% as compared to 35.8% in the same period last year. During 2009, the decrease in operating expenses was due to significant reductions in consulting fees of approximately $123,000 and rent expense of approximately $24,000 offset by the $150,000 noncash impairment charges during the same period in 2008. These decreases were mainly offset by significant increases in research and development efforts of approximately $187,500 and legal fees of approximately $124,000. Management expects that research and development expenses will continue through the 4th quarter of 2009.

Income and Earnings Per Share

The Company’s net income for the nine months ended September 30, 2009 was $593,067 compared to a net loss of ($51,943) for the nine months ended September 30, 2008, an increase of $645,010. Net income (loss) per weighted average share was $0.02 for the nine months ended September 30, 2009, as compared to ($0.00) for the nine months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, working capital was $1,593,262 as compared with $2,059,511 at December 31, 2008, a decrease of $466,249. The decrease in working capital relates to the reclassification of the redeemable common stock to a current liability. The significant reduction in accounts receivable as compared to December 31, 2008, is directly offset by the repayment of the factor line of credit. For the nine months ended September 30, 2009, the Company generated $1,584,104 of cash flow from operating activities compared to negative cash flow of $252,112 for the same period in 2008. Also, during the nine months ended September 30, 2009, the Company used $1,038,809 for repayment of its factor line of credit.

The Company has outstanding 1,200,000 shares of redeemable common stock, which became exercisable for $1.25 per share on August 1, 2009, which requires the Company to repurchase these shares for $1,500,000. On June 26, 2009, the Company received notice of demand pursuant to paragraph 12 of the Asset Purchase Agreement dated September 28, 2007, between Advanced Vehicle Systems, LLC, and Mrs. Barbara Wortley to purchase 1,200,000 shares of the common stock of the Company on or before August 1, 2009 at a price of $1.25 per share. In response to the demand, management of the Company met with certain personnel in an attempt to reach a compromise and settlement on the matter. On September 23, 2009, a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The Company continues to negotiate with the holder in reaching a compromise and settlement on the payment obligation that will allow the Company to continue as a going concern.

During the 4th Quarter of 2008, the Board of Directors approved the sale of the Company’s EDW patents to a third party. As a result, the Company reclassified these patents on its financial statements as assets held for sale. The patents have been reported at the lower of the carrying value or fair value less cost to sell and the Company has ceased amortizing these assets. Based on recent discussions, the third party is continuing its due diligence in evaluating the EDW patents and is attempting to renegotiate the transaction. Management will continue to facilitate the sale of the patents with hopes of closing during the fourth quarter of this year or first quarter of next year. In the event that the transaction does not occur, the Company will have to reevaluate the fair market value of its EDW patents. Depending on its assessment, the Company may have to recognize additional impairment charges, which would have a negative impact on future earnings.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the various risk factors previously described in Item 1A of Part 1 in the Company’s 2008 annual report on Form 10-K and contingent upon the resolution of the Company’s put option demand, as disclosed above. Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months, provided that we are successful in reaching reasonable payment terms for the put option demand and there are no extraordinary events. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets.

As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of some of our products.

Research and Development

In the nine months ended September 30, 2009, the Company incurred expenses of $239,861 on research and development as compared to $52,401 in the nine months ended September 30, 2008.

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

Impact of Recently Effective Accounting Pronouncements

For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2008 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of an Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company received service of the complaint on September 24, 2009.

As previously disclosed, on June 26, 2009 Ms. Wortley gave notice to the Company of her demand under the Demand Option, prior to the exercise date of August 1, 2009. Following such Notice, the Company negotiated in good faith with Ms. Wortley, and put forward settlement proposals which were rejected. The Company has retained legal counsel to review the matter. It appears the Company may have defenses to Ms. Wortley’s claim, and expects to vigorously defend the lawsuit.

The Company is a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. Subsequent to quarter-end but prior to the date of this report, the two parties have agreed in principle to a settlement of $100,000 to be paid in equal monthly installments over the next 10 months.

On September 23, 2009, Martin L. Perry, Vice-President Sales, was deemed under North Carolina law to have quit his employment with the Company. On September 24, 2009, the Board removed Mr. Perry as an officer of the Company. He remains a Director. Immediately following his departure, and in October 2009, Mr. Perry filed a worker’s compensation claim against the Company with the North Carolina Industrial Commission claiming that he had been injured by workplace stress. Mr. Perry is seeking worker’s compensation disability benefits. In October 2009, Mr. Perry also filed a claim for unemployment with the North Carolina Employment Security Commission. The Company believes the actions are without merit, and in the event of Mr. Perry’s succeeding, any liability of the Company would not be material.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Dated: November 16, 2009	By:	/S/ ALAN TERRY
Alan Terry
President and Chief Executive Officer

Dated: November 16, 2009	By:	/S/ PAUL BRIGGS
Paul Briggs
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.