Form 10-K
period 2009-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2010-03-31
CIK 1165921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File No. 000-49907

Law Enforcement Associates Corporation

(Name of Small Business Issuer in Its Charter)

Nevada	56-2267438
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

2609 Discovery Dr Suite 125, Raleigh, North Carolina 27616

(Address of principal executive offices) (Zip Code)

(919) 872-6210

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one)

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

As of June 30, 2009, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $5,809,714 based on the closing sales price as reported on the OTCBB.

There were 25,782,436 shares of common stock, $.001 par value, outstanding as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2009. (Part II)

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 states that disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Report contains certain forward-looking statements that involve risk and uncertainty, including the plans and objectives of management for the business, operations, and economic performance of Law Enforcement Associates Corporation (the “Company”). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Business — Cautionary Information Regarding Forward-Looking Statements” below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

PART I

Item 1.	Business

General

Law Enforcement Associates Corporation (LEA) is a leading U.S. security and surveillance technology company that manufactures and markets a diverse product line to the worldwide law enforcement, military, security and corrections markets. For nearly 40 years, the Company’s Audio Intelligence Devices (AID) division has been serving the law enforcement sector and is one of the most respected names in the surveillance equipment industry. LEA’s products are used by a wide variety of government and non-governmental agencies, as well as public and private companies. These include military bases, nuclear facilities, embassies, government installations, oil refineries, United Nations and NATO locations. LEA’s products have been used at high-profile events such as the Summer & Winter Olympics, Super Bowl, U.S. Open Golf Championship, and the Democratic and Republican National Conventions.

Available Information

The Company’s website address is www.leacorp.com. We make available on our internet website free of charge the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as practical after we electronically file and/or furnish such material to the Securities and Exchange Commission. In addition, the Company’s Code of Ethics, Audit Committee Charter and Corporate Governance Guidelines are available on our website. The information contained on our website is not incorporated by reference in this report. A copy of any of these materials also may be obtained, free of charge, upon request from our investor relations contact.

Industry Overview/Market Opportunity

Law enforcement agencies have recognized the need for our products and services to assist them in surveillance operations in order to protect their communities from the risks associated with illegal drug activities, threats of violence, vice operations, terrorism, graffiti related crimes, perimeter security, fraud, criminal operations, white collar crime, search and rescue, and any illegal enterprise. Our surveillance equipment is primarily marketed and sold to law enforcement agencies for undercover police work. Many of our newly manufactured products fall into different market areas as well; corrections, U.S. Military, Homeland Security, First Responders, Border Patrol, are a few examples.

We continue to develop new products to meet the world’s ever changing security needs. The Under Vehicle Surveillance Inspection System (UVIS), for example, has gone through a technological upgrade during 2009 where newly ordered systems as well as currently owned systems have the ability for many software related capabilities including license plate recognition, drivers’ license recognition, scene cameras, image stitching software, and many more. We believe that upgrades such as this will set the standard for this type of technology. The Company is constantly seeking new market opportunities, new product development, and possible upgrade of current LEA technology to meet the needs of the customer.

Growth Strategy

Management’s growth strategy is to enhance organic growth through a variety of business development initiatives including expanding product offerings, enhancing our distribution network, obtaining contracts from U.S. Government agencies and expanding our customer network.

The Company continues to invest in the development of new products that complement our existing product lines such as our new digital audio products that will be introduced during 2010. We will also continue to sell other manufacturers’ security related products that are complementary to our existing product offering.

Our sales force currently consists of 8 company employees who are each responsible for a geographical area of the United States as well as the Federal Government. In addition to our direct sales staff, we also are aggressively approaching experienced distributors within the industry in order to increase sales volume. During 2010, the Company’s web based storefront is being updated in order to better facilitate online sales. The sales force intends to capitalize on the Company’s historical exposure to law enforcement agencies. Our relationships with law enforcement agencies are a key element when introducing new products to market.

There are several Federal Law Enforcement Agencies and Departments that function with law enforcement authority under U.S. Code Title 18-Crimes and Criminal Procedure. These agencies are potential clients for technologies offered by LEA because they have the legal authority to employ those technologies in accordance with their duties and responsibilities to investigate crimes under their jurisdiction. Management plans to aggressively seek out contract opportunities with these agencies through “set-aside” vehicles that offer competitive contracting opportunities to certain categories of U.S.-owned firms.

Expand Distribution Network and Product Offerings

In 2010 and beyond, we expect to enhance our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new products, and those which complement our existing ones. We manufacture and distribute a complete line of audio intelligence gathering equipment including radio frequency (RF) disguised transmitters, receivers and repeaters for use by law enforcement agencies. In addition, we manufacture an array of video surveillance products ranging from disguised miniature cameras to video transmission and recording systems.

The surveillance vehicle division has shown respectable growth since the acquisition of certain assets of AVS vehicle division in late 2007. Offering both existing vehicle refurbishment upgrades to the latest digital technology as well as building complete new surveillance vehicles from the ground up, we believe the vehicle division is becoming one of the leaders in the industry.

We partner with several quality manufacturers in the industry to provide our customers with a complete line of products. LEA is the sole U.S. distributor of the All-in-One GPS (Global Positioning System) vehicle tracking system from Coleman Technology. We market, sell and host training sessions on site upon purchase. LEA is also a master distributor for items such as Samsung/ GVI Security Products, FLIR Thermal Imaging Systems for law enforcement, Morovision Night Vision equipment, as well as a host of other fine quality law enforcement equipment manufacturers.

Unitel audio receivers are a comprehensive line of wireless audio surveillance receivers designed to maximize operational effectiveness in the VHF RF band. Unitel receivers are portable, self-contained receiver systems, containing an FM synthesized receiver, self contained power supply and voice recorder. This line of FM synthesized receivers are designed and manufactured to exacting standards resulting in superior performance when compared to commercial grade receivers. With the introduction of our new Unitel 4225 in early 2010, our Unitel line of receivers now employs both analog and digital technologies.

Our PST and PDT products represent a complete line of wireless synthesized audio transmitters. These transmitters are available in a variety of covert disguises, tailored specifically for use by law enforcement professionals. These transmitters are designed for use with our Unitel receivers and our audio repeaters. With the introduction of our new PDT line of transmitters in early 2010, our transmitters now employ both analog and digital technologies.

Our PSR and PDR products are a complete line of wireless synthesized audio repeaters. When used with the PST/PDT transmitter line and the Unitel receiver line, these audio repeaters increase the effective operating range. Our repeaters employ both analog and digital technologies.

Our digital voice recorders are used either as a complement to our wireless audio or video transmission systems or as a standalone intelligence gathering device. Our digital voice recorders are offered in a variety of covert disguise packages, specifically designed for law enforcement professionals.

The Company’s AidVision brand offers a wide variety of wireless and wired video surveillance and monitoring systems. These video systems include cameras, wireless transmitters and receivers. These systems can be portable or fixed, overt or covert, and attended or unattended. Our PReViewS and PReViewS MN products provide the ability to rapidly deploy and stream live video, even from the most remote locations. The Scorpion Mini line offers uniquely small overt or covert, self-contained video recording devices.

Our All-In-One GPS vehicle tracking system provides the ability to conduct vehicle tracking and monitoring. The system provides ability to conduct “live” tracking or “historical” tracking.

Our UVIS (Under Vehicle Inspection System) is used to view the underside of vehicles entering and exiting controlled access points. With the introduction of our UV-ISS (Under Vehicle Inspection Screening Software), the UVIS provides a clear, high contrast, real-time video inspection of the undercarriage of vehicles. License plate, make, model and additional information may be stored along with the image in a computer database for recall and analysis at a later time.

The surveillance vehicle division offers mobile specialty surveillance platforms. These are professionally engineered as completely integrated systems, made possible by our 20+ years experience as a provider of mobile surveillance platforms.

We offer FLIR Thermal Imaging, Night Vision equipment, Peerless handcuff and chains, Tactical Defensive Shields, Samsung CCTV cameras in addition to our audio, video, tracking and UVIS products, which are ideally suited for Corrections and Professional Security markets in addition to law enforcement.

Customers

The primary end users of our products are federal, state and local law enforcement agencies, state correctional facilities, U.S. and allied military forces, and select private security personnel.

We reach our customers through a distribution strategy that utilizes approximately 8 sales representatives that are employed by the Company, and are responsible for sales within certain geographic areas within the United States. We have a number of retired and former law enforcement officers in these sales positions at present. Most in the sales force reside within their geographic sales territory, providing quicker response time to customer requests, demonstrations, and training sessions.

Additionally, the Company uses direct mailings, catalogs, trade conferences, and frequent regional training sessions which are product specific. Representatives are required to have a certain number of these training sessions per quarter. LEA also offers in depth three and five day training classes specific to our end user and technical surveillance operations and tactical agent survival techniques.

Marketing

We market and distribute our products directly to the U.S. Military, federal, state and local law enforcement agencies, and select private security, prison and corrections personnel. Our website at www.leacorp.com provides customers direct access to our product offerings, as well as links to grant opportunities. Additionally we offer a locked area of the website that is password protected, only for access by our law enforcement personnel. Product flyers and technical specifications, as well as user manuals are made available to our customers on the web page.

LEA has traditionally and continues to have great success through the distribution of our product catalog. Targeted mailings occur frequently throughout the year, as well as product specific mailings to targeted areas result in a great deal of opportunities for our sales team.

Industry trade conferences are attended by our sales representatives, to the average of two to three a month per representative. These shows allow us to market our products through face to face catalog handouts, product demonstrations, and specific training classes by LEA personnel as part of the tradeshow curriculum.

LEA endeavors to have a strong presence in trade publications within the industry, where we regularly purchase advertising space. We also participate in the newer ‘internet or web advertising’ where we purchase space on industry related web pages.

Management believes that these marketing strategies allow us to more effectively meet customer needs by providing products which can be tailored to each customer’s individual requirements at an economical price.

Product Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available in every aspect of our processes. Consistent with this strategy, we successfully utilize outside contract arrangements for different segments of our manufacturing process, combined with our internal manufacturing and test capabilities. These processes and arrangements, some with offshore concerns, have been managed and updated to meet our present requirements, and continue to be instrumental in controlling our product costs, allowing us to manage our competitive position and gross margins.

Contract manufacturers produce various proprietary mechanical components, sub-assemblies and products on our behalf. Generally, the contract manufacturers produce the component and/or sub-assembly in accordance with our specifications utilizing LEA drawings and Bills of Materials (BOM’s).

Business relationships with each contract manufacturer are governed by various types of agreements including, but not limited to, mutual Non-Disclosure Agreements, Memoranda of Understanding (MOU’s) and purchase orders/contracts. These agreements typically have various terms and may be renewed upon agreement by both parties.

We rely on a limited number of both domestic and foreign suppliers (component and contract manufacturers), with the vast majority and primary emphasis on domestic suppliers. Although we do utilize a limited number of suppliers, we manage the risk of potential operations delay due to the inability of a supplier to perform, by securing secondary sources and redesigning products. We strive to maintain a strong and mutually rewarding relationship with our suppliers. We anticipate that the current relationships will continue to be available to us.

Final assembly and testing of all LEA Original Equipment Manufactured (OEM) products is completed at our facility located in Raleigh, NC. We currently employ approximately 14 employees in the manufacturing/operations sector.

We plan to continue to utilize a combination of contract manufacturing and self-manufacturing. This strategy allows us to focus on our core competencies and to reduce the capital investment required to manufacture our products. We also believe utilizing this combination of contract manufacturing and self-manufacturing provides higher levels of flexibility and responsiveness, faster product delivery and minimized inventory investment, all of which contribute toward minimized product costs.

Competition

Law Enforcement Associates is the only U.S. owned manufacturer of covert audio and video electronic surveillance equipment specifically for law enforcement. Also, LEA is the only manufacturer of disguised audio transmitters in the market. LEA’s prime competition in this market are two companies who are both foreign owned. We believe we compete by providing superior design, engineering and production expertise, and providing top priority to customer service through a network of outside and inside sales representatives. LEA’s in-house customer service department reacts quickly to the needs and requirements of our customers. The competition, being foreign owned, cannot react as quickly, as many products require parts or service outside the U.S.

The introduction of the Digital RF Audio transmission line of products in early 2010 has allowed LEA to open doors to higher profile agencies and drug task forces, as well as federal agencies. LEA’s Under Vehicle Inspection System (UVIS) continues to lead the market and LEA has software and hardware upgrade programs in place for current UVIS customers. We compete with many companies who offer some version of this system and we believe that our UVIS’s improved capabilities through software and open architecture allowing for future upgrade, sets the UVIS in a class by itself.

LEA is in a constant mode of new product research and development. We use an in-house R&D team with an emphasis on input from the law enforcement customers in the field when researching product development. The principle competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, competitive price and the ability to meet delivery schedules.

Patents and Trademarks

We presently have several United States patents in force and pending. We hold numerous trademarks related to the names Law Enforcement Associates, LEA, Audio Intelligence Devices, AID and certain product names. We also rely on trade secret laws, employee and third party non-disclosure agreements to protect our intellectual property rights.

We aggressively police and pursue potential patent and/or trademark infringements.

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

We are also regulated by the U.S. Department of Commerce and the U.S. Department of Justice under the Omnibus Crime Control and Safe Streets Act of 1968, as amended (the “Omnibus Act”), due to the sales of listening and surveillance devices. The Omnibus Act prohibits the manufacture, possession, sale and advertisement of devices that would be useful for the purpose of the surreptitious interception of wire, oral or electronic communications. However, the Omnibus Act also provides that it is not illegal for a party to manufacture, sell or advertise a surreptitious listening device if that party is under contract to manufacture and sell such device with the United States, a state or a political subdivision thereof, which is authorized to use such device.

Environmental Matters

We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. We do not expect material capital expenditures for environmental controls during 2010. However, environmental requirements are complex, change frequently, and could become more stringent in the future. These requirements may change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

Employees

As of March 12, 2010 we had a total of 26 employees, of which eight were employed within sales, two in marketing, approximately 14 were employed in the manufacturing area, and two were administrative personnel. None of our employees are represented by a labor union. We believe that our relations with employees are good.

Item 1A.	Risk Factors.

Item not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

The Company’s headquarters and manufacturing operations, located in Raleigh, North Carolina, are leased from an unaffiliated third party. The Company has approximately 16,000 square feet of leased space acquired with two separate leases that expire in December 2012 and March 2013. This space is fully utilized and management considers this space to be sufficient for our foreseeable needs over the next 12 months.

Item 3.	Legal Proceedings

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of an Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in an as yet to be scheduled trial. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit.

The Company is a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. Subsequent to year-end but prior to the date of this report, the two parties have agreed to a settlement of $100,000. The initial payment would be $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months. This settlement has been recorded by the Company during 2009 and is reflected as contract settlement in the Company’s Consolidated Balance Sheet.

On or about January 8, 2010, Paul H. Feldman and Martin L. Perry filed separate actions in the United States District Court for the Eastern District of North Carolina against the Company, Anthony Rand, James J. Lindsay, Joseph A. Jordan and John H. Carrington (the “Lawsuits”). Mr. Feldman formerly served as President, CEO, CFO and Treasurer of the Company until August 27, 2009, at which time he was removed by the Company’s Board of Directors. Mr. Perry previously served as the Company’s Director of Sales until his departure from the Company on September 23, 2009. Mr. Feldman and Mr. Perry also previously served as directors until the end of their terms on December 3, 2009. The departures of Mr. Feldman and Mr. Perry from the Company were previously disclosed in the Company’s current reports on Form 8-K filed with the Commission on August 31, 2009 and September 28, 2009, respectively. Anthony Rand, James Lindsay and Joseph Jordan are currently serving as Directors of the Company and served in such capacity at the time of the actions complained of in the Lawsuits. Mr. Carrington is a shareholder of the Company and served as a director of the Company until April 18, 2005.

In the Lawsuits, Mr. Feldman and Mr. Perry allege violations by the defendants of the federal Americans with Disabilities Act, and civil conspiracy and wrongful termination in violation of public policy under North Carolina common law. Mr. Perry’s Lawsuit also alleges violation of the North Carolina Wage and Hour Act and breach of contract under North Carolina common law. Both seek: (i) reinstatement, or full front pay, stock options and benefits; (ii) economic damages for lost compensation and damages to their careers, reputation and earning capacities; (iii) compensatory damages, punitive damages, costs and attorney’s fees; and (iv) other relief. Both Feldman and Perry allege that they were wrongfully terminated by the Company. The factual allegations are substantially similar to those contained in complaint letters filed with the U.S. Department of Labor by Mr. Feldman on or about November 17, 2009 (which was previously disclosed in the Company’s Form 8-K filed with the Commission on December 1, 2009), and by Mr. Perry on or about December 11, 2009 (which was previously reported in the Company’s Form 8-K which was filed with the Commission on December 15, 2009).

The Company does not believe the allegations made by Mr. Feldman and Mr. Perry in the Lawsuits have any merit. On December 3, 2009, the Board of the Company appointed a special committee of disinterested directors to investigate the allegations underlying the Department of Labor complaints. On December 17, 2009, legal counsel for the special committee completed her investigation and delivered her report. The report concluded that the claims made by Mr. Feldman and Mr. Perry were unsubstantiated. The Company intends to vigorously defend against the Lawsuits.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON EQUITY

Our common stock is currently traded on the OTCBB, under the symbol “LAWE.OB”

	High		Low
2008	$		$

First Quarter		0.69		0.50
Second Quarter		0.58		0.26
Third Quarter		0.32		0.16
Fourth Quarter		0.30		0.12

2009

First Quarter		0.40		0.10
Second Quarter		0.50		0.17
Third Quarter		0.47		0.25
Fourth Quarter		0.32		0.08

The per share closing sales price of the common stock as reported by the OTCBB on March 29, 2010, (the date of the last reported sale) was $0.18.

The Company has never declared or paid any cash dividends on shares of its common stock.

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Item 6.	Selected Financial Data.

Item not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained herein are not purely historical statements, but rather include what we believe are forward-looking statements. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the company believes”, “management believes” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under “Business.” Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

Results of Operations - Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues for the year ended December 31, 2009, were $11,945,501 as compared to $9,246,170 for the year ended December 31, 2008, which represents an increase of $2,699,331 (29.2%). The increase in revenue resulted from the recognition of an approximate $5.7 million nonrecurring order from the U.S. Census Bureau during the year. Nonrecurring significant orders during 2008 represented approximately $2.8 million in revenues. Taking these nonrecurring orders into account, the Company’s core business revenue actually decreased by approximately $200,000 compared to the previous year. Management believes several factors affected the decrease, which include sales force proximity, previous marketing efforts, product pricing, and technological advances within the industry. We are currently implementing new strategies that we believe will address each of the factors discussed above.

In late 2006 and early 2007, the decision was made to stop utilizing independent sales representatives and all salespeople would be brought “in house”. From 2007 through 2009, the majority of sales representatives were located at the Company’s headquarters in North Carolina but attempting to cover territories across the country. During the 4 th quarter of 2009, this policy change was reversed and management decided to hire salespeople that reside in their territories. We believe this allows better response time for customer requests such as product demos while also reducing the amount of travel related expenses. We plan to have this policy fully implemented by the end of the second quarter of 2010.

The Company did not publish a catalog during 2009; however, we have a totally updated catalog being mailed in March 2010. As part of this process, all product pricing was analyzed and updated. Many new and exciting products are featured in this catalog. We believe this will help to generate orders from both our customers and new customers.

Recent technological advances within our industry have caused management to revisit some of our product offerings. We are finding that many of our products needed to be updated or totally removed from our current product lines. For example, the Company has made a significant investment in digital audio which will be available in 2010. We expect significant demand could come from both existing customers seeking to upgrade their current surveillance tools, as well as various federal law enforcement agencies that work exclusively with digital equipment.

Costs of Goods Sold

Cost of goods sold increased by $2,366,696 (38.2%) to $8,559,876 for 2009 as compared to $6,193,180 for 2008. As a percentage of net sales, cost of goods sold increased by 4.7% to 71.7% of net sales in 2009 compared to 67.0% of net sales in 2008. The increase in cost of goods sold is due to several factors including simply an increase in revenues; however, the percentage increase was much higher than the corresponding revenue percentage increase. As a percentage of sales, cost of goods sold also increased by approximately 5 percent compared to the previous year. The increase resulted mainly from the recognition of the $5.7 million Census Bureau order, which had a lower margin than our manufactured products. Incoming and outgoing freight charges also increased approximately $53,000 as compared to the previous year. The increase in freight charges was offset by reductions in direct labor and allocated labor and overhead charges.

Gross Margin

Gross margin increased $332,635 to $3,385,625 for 2009 as compared to $3,052,990 for 2008. As a percentage of net sales, gross margin decreased to 28.3% in 2009 from 33.0% in 2008. The increase in gross margin dollars is a direct result of recognizing the significant Census Bureau order during 2009. Gross margin percentage decreased by approximately 5 percent as compared to the previous year, which also resulted mainly from the recognition of the Census Bureau order.

During the first quarter of 2010, the Company reduced its direct labor in order to match its current sales backlog. As discussed above, management is also in the process of updating product pricing and expects a return to a gross margin percentage in 2010 that is more in line with our historical gross margin.

Operating Expenses

For the year ended December 31, 2009, operating expenses, including research and development and impairment charges were $3,003,958 as compared to $2,809,598 in 2008, an increase of $194,360 or 6.9%. As a percentage of net sales, operating expenses represented 25.2% of net sales in 2009 compared to 30.4% of net sales in 2008. Operating expenses were negatively impacted during the year due to significant increases in research and development, sales promotion, and accounting and legal fees as compared to the previous year.

Based upon management’s assessment, an impairment charge related to the AVS trade name of $21,228 was recorded during the year ended December 31, 2009 and is included in operating expenses in the accompanying consolidated statement of operations. During 2008, an impairment charge of $150,000 related to certain patents was recorded based upon management’s assessment.

Management made the decision during 2009 to invest in a major research and development project related to digital audio. As a result, R&D expenses increased by approximately $215,000 as compared to 2008. We expect that R&D expenses will continue through the 1st quarter of 2010; however, the project is near completion. The Company reached an agreement to pay Smith & Wesson $100,000 related to a disputed licensing agreement. This entire amount was expensed during 2009 and represents the increase of approximately $81,000 in sales promotion expense. Accounting and legal fees increased by approximately $211,000 compared to the previous year. The increase in legal fees is mainly due to the litigation discussed in “Item 3 Legal Proceedings” of this report. However, the Company also incurred significant legal expenses related to the annual shareholder meeting and several corporate governance items.

Net Other Income (Expense)

For the year ended December 31, 2009, net other expense was $140,280 as compared to net other expense of $171,220 for the year ended December 31, 2008. The Company recognized a loss on the sale of assets of approximately $10,000 when it sold two salesperson vehicles during the year. The Company also incurred non-cash interest expense of approximately $60,000 related to the interest accretion of the AVS put option. Factoring fees of approximately $86,000 were incurred during the year related to financing the $5.7 million U.S. Census Bureau order.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2009 was $127,232 as compared to net income of $71,853 for the year ended December 31, 2008, which represented a net increase of $55,379. Net income per common share, excluding shares subject to possible redemption, basic and diluted for the year ended December 31, 2009 was $0.00 as compared to $(0.00) for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, the Company had working capital of $1,066,467 as compared with $2,059,511 at December 31, 2008, a decrease of $993,044. At the end of 2009, the Company had a cash balance of $480,148 and no long term debt. The Company’s prior line of credit with a bank matured in 2008 and the balance was paid in full prior to year-end. During the 4th quarter of 2008, the Company entered into a factoring agreement with a bank in order to finance two significant orders with the U.S. Census Bureau. The obligation to the bank was satisfied in the 3rd quarter of 2009.

On June 26, 2009, the Company received notice of demand pursuant to paragraph 12 of the Asset Purchase Agreement dated September 28, 2007, between the Company, Advanced Vehicle Systems, LLC, and Mrs. Barbara Wortley to purchase 1,200,000 shares of the common stock of the Company on or before August 1, 2009 at a price of $1.25 per share. As disclosed more fully in Item 3 of this report, the Company’s position is that Mrs. Wortley’s claim is not valid. In response to the demand, management of the Company met with certain personnel in an attempt to reach a compromise and settlement on the matter. On September 23, 2009, a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in an as yet to be scheduled trial. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit.

Our future capital requirements and the adequacy of available funds will depend on various factors, some of which are beyond our control. We can offer no assurance that new capital will be available to us on satisfactory terms, if at all. The Company’s capital position will also be contingent upon the resolution of the Company’s put option demand, as disclosed above. Based on our cash and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months, provided that we are successful in reaching reasonable resolution for the put option demand and there are no extraordinary events. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets.

As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of some of our products and this would have an adverse impact on our results of operations.

Research and Development

In fiscal 2009, we incurred expenses of $296,667 on research and development. The majority of these funds were spent on research and development related to the Company’s new PDT Digital Audio line of products. We do not currently have any other current plans to make material expenditures for research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis and in accordance with maintenance of our liquidity position at an appropriate level.

Inflation

Management believes that the impact of inflation on our operations since our inception has not been material. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplemental Data.

Incorporated by reference to Exhibit 13 filed herewith.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In connection with this evaluation, our principal executive officer and principal financial officer concluded that there is a deficiency in our disclosure controls and procedures relating to our failure to maintain a sufficient number of personnel to support our consolidation and financial reporting processes for the periodic reports required under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management conducted a preliminary evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009. Management determined, based on the preliminary evaluation, that the Company’s internal control over financial reporting did not satisfy the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Factors such as those described in the preceding paragraphs led to management’s conclusion that the Company’s internal control over financial reporting did not meet the criteria established by COSO.

Management has concluded that, due to the deficiencies identified above under “Evaluation of disclosure controls and procedures” and due to the failure to meet the COSO criteria, as of December 31, 2009 our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2009. Based on that evaluation, management concluded that there has not been any change in our internal control over financial reporting and our internal control over financial reporting was subject to the events and influences described above in this Item 9A(T) under the heading “Evaluation of disclosure controls and procedures”.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company’s executive officers, directors and key employees and their ages and positions as of December 31, 2009, are as follows:

Name	Age	Position

Paul Briggs	39	Director, President, Chief Executive Officer, Chief Financial Officer

Anthony Rand	70	Director, Chairman of the Board

Lyndo Tippett	70	Director

General James Lindsay	77	Director

Joseph Jordan	62	Director

Mark White	51	VP of Operations

Qualifications of Directors

The following is a brief description of each officer, director and control person and provides information regarding the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the nominees for director and incumbent directors should serve as a director of the Company.

Paul Briggs was elected as a director in December 2009. He also was named LEA’s President and CEO in December 2009. He joined the Company as a controller in January 2008 and was appointed Chief Financial Officer and Principal Accounting Officer effective May 5, 2008. Mr. Briggs holds a Master of Science degree in Accounting from East Carolina University in May 1999. From September 1999 to April 2002, he was employed by Arthur Andersen LLP as a senior auditor in their Greensboro, North Carolina office. From May 2002 to June 2003, Mr. Briggs was a senior internal auditor for VF Corporation in Greensboro, North Carolina and from June 2003 through April 2007, he was the controller of Ikex, Inc., and Ikex LLC/Hanes Companies located in Middlesex, North Carolina. From November 2007 through January 2008, Mr. Briggs was employed as the operations manager of Jarco Supply in Youngsville, North Carolina. Mr. Briggs served in the U.S. Navy from April 1990 to March 1994.

Anthony Rand has served as a director of the Company since May 2003. Senator Rand served in the North Carolina Senate for 22 years and was the Senate Majority Leader in 1987-88 and from 2001-2009. He currently serves as Chairman of the North Carolina Post Release Supervision and Parole Commission. Senator Rand earned a B.A. in Political Science from the University of North Carolina, Chapel Hill in 1961 and a J.D. from the University of North Carolina School of Law in 1964. He also is the President of Rand & Gregory, P.A., a law firm located in Fayetteville, North Carolina. Senator Rand serves on numerous boards and commissions including the Board of Directors and Treasurer, General Alumni Association of the University of North Carolina and the Board of New Century Bank and its holding company, New Century Bancorp, Inc.

W. Lyndo Tippett, has been a partner in the accounting firm of Tippett Padrick Bryan and Merritt, CPAs, from 1976 to the present. He is a member of the AICPA and the NCACPA. He served as Secretary of Transportation for the State of North Carolina from 2001 through 2009, and served as a member of the North Carolina Board of Transportation for eight years prior to becoming Secretary. He currently serves as a Director of the North Carolina State Health Plan of Teachers and State Employees, and has served as a Director of New Century Bank and its holding company New Century Bancorp, Inc. since 2003. He was Chief Executive Officer of Bybon, Inc., a manufacturing, retail and real estate concern, from 1970 through 1976. He previously served as a staff accountant with Ernst & Young. He received his B.S. in Accounting from Barton College in 1963.

General James J. Lindsay has served as a director of the Company since August 2004. General Lindsay retired from the Armed Services on July 1, 1990. Currently, General Lindsay is president of the Airborne and Special Operations Museum Foundation, and a Senior Observer with the Army’s Battle Command Training Program. Additionally, General Lindsey is a member of the United States Army Ranger Hall of Fame and Officer Candidate School Hall of Fame, US Army Science Board and Special Operations Advisory Group to the Secretary of Defense. He was also the 1996 recipient of the Infantry’s Doughboy Award, and the 1998 recipient of the United States Special Operations Command Bull Simon Award.

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

Director Independence

With the exception of Paul Briggs, each individual serving as a member of the Company’s Board of Directors and each nominee for director is “independent” as defined by NASDAQ listing standards and the regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). In making this determination, the Board considered all insider transactions with directors for the provision of goods or services to the Bank. All such transactions were conducted at arm’s length upon terms no less favorable than those that would be available from an independent third party.

Director Relationships

With the exception of Messrs. Rand and Tippett, each of whom serves as a member of the Board of Directors of New Century Bancorp, Inc., none of the Company’s directors is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

Meetings and Committees of the Board of Directors

The Board of Directors held 9 meetings in 2009. Each current director attended 75% or more of the aggregate number of meetings of the Board of Directors and committees on which he or she served. It is the policy of the Company that directors attend each annual and special meeting of shareholders. All of the Company’s directors attended the 2009 Annual Meeting of Shareholders.

The Board of Directors has an Audit Committee, which is comprised of Anthony Rand, Joseph Jordan, and James Lindsay. The Board of Directors previously had examined the composition of the Audit Committee in light of the listing standards of the Nasdaq and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the Board of Directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards in the Exchange Act and the rules and regulations thereunder. Mr. Jordan qualifies as an “audit committee financial expert” as that term is defined in applicable regulations set forth by the Securities and Exchange Commission. The Audit Committee met on four occasions during 2009 in order to review and discuss the Company’s financial statements with the Company’s auditors and management.

The Audit Committee has in place pre-approval policies and procedures that involve an assessment of the performance and independence of the Company’s independent auditors, an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

The Audit Committee has adopted a formal written charter which is available on the Company’s website.

Compensation Committee

On January 24, 2006, the Company established a Compensation Committee. Currently, Mr. Tippett and General Lindsay are members of that committee. The Compensation committee did not meet during 2009.

Nominating Committee

On September 24, 2009, the Company established a Nominating Committee. Currently, Anthony Rand, James Lindsay, and Joseph Jordan are members of that committee. The Nominating Committee met one time in 2009. Although there is not currently a formal policy requiring that the Nominating Committee consider diversity in its identification of nominees to the Board of Directors, the committee values diversity, including diversity of background, experience and expertise.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. Our Code of Ethics is available to any person, without charge, upon written request submitted to Paul Briggs, Law Enforcement Associates Corporation, 2609 Discovery Dr Suite 125, Raleigh, North Carolina 27616.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2009, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that, during fiscal year 2009, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation.

The following table summarizes all compensation paid by the Company with respect to the year ended December 31, 2009, to the highest paid executives.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Paul Briggs, President, CFO	2009	125,000	3,000	0	0	0	6,400	134,400
	2008	107,613	3,500	0	0	0	0	111,113

Mark White, VP Operations	2009	102,922	3,000	0	0	0	0	105,922
	2008	N/A	0	0	0	0	0	N/A

Paul Feldman, Former President, CEO, and Treasurer	2009	134,615	0	0	0	0	8,000	142,615
	2008	175,000	0	0	0	0	18,591	193,591

Martin Perry, Former Vice President of Sales	2009	89,818	0	0	0	0	4,000	93,818
	2008	141,829	3,500	0	0	0	4,000	149,329

Director Compensation

Directors are paid an annual director’s fee of $4,000. No meeting fees or committee membership fees are paid. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings. The following table presents a summary of all compensation paid by the Company to its directors for their service as members of the Board of Directors during the year ended December 31, 2009.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total

Paul Briggs(1)	$4,000	—	—	—	$4,000

James J. Lindsay	4,000	—	—	—	4,000

Joseph A. Jordan	4,000	—	—	—	4,000

Anthony Rand	4,000	—	—	—	4,000

W. Lyndo Tippett	4,000	—	—	—	4,000

(1)

Compensation paid to Mr. Briggs in consideration of his service as President and Chief Executive Officer of the Company is disclosed in the Summary Compensation Table included in Item 11 of this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 31, 2010, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership

Anthony Rand (1)*	140,334	0.54%

W. Lyndo Tippett (1)*	41,000	0.16%

James J. Lindsay (1)*	80,375	0.31%

Joseph Jordan (1)*	1,000	0.00%

Raymond James Financial, Inc. (2)	13,149,334	51.00%

Paul Briggs (1) (3)*	8,000	0.03%

Mark White (3)*	1,300	0.00%

All Directors & Executive Officers as a Group (6 persons)	272,009	1.06%

*	c/o Law Enforcement Associates Corporation, 2609 Discovery Dr, Suite 125, Raleigh, North Carolina 27616

(1)	Director of our company.

(2)	The shares are directly owned by Sirchie Acquisition Corp., of which Raymond James Financial, Inc. owns 80%; the remaining 20% of Sirchie Acquisition Corp. is owned by John H. Carrington.

(3)	Officer of our company.

The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The foregoing table is based upon 25,782,436 shares of common stock outstanding as of March 31, 2010, assuming no other changes in the beneficial ownership of our securities.

Item 13.	Certain Relationships and Related Transactions.

See Note 10 below in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS section.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth professional fees billed for professional services rendered by Frazer Frost, LLP and Frost, PLLC (who was merged into Frazer Frost, LLP effective January 1, 2010) for fiscal 2009 and 2008. “Audit fees” consisted primarily of fees for the audit of the Company’s annual consolidated financial statements and for reviews of the condensed financial statements included in the Company’s quarterly reports on Form 10-Q. The Company during fiscal 2009 and 2008 incurred no other fees (“All Other Fees”) or “Audit related fees. “Tax fees” include fees for services for assistance with preparation of federal and state income tax returns. The increase in audit fees relate primarily to cost associated with the Company’s former employee complaint and the Wortley put option negotiations. The increase in tax fees relate to researching certain state nexus and apportionment factors and quarterly tax estimates required during 2009.

Description	2009	2008

Audit fees	$83,244	$63,133

Audit related fees	0	0

Tax fees	22,401	12,129

All other fees	0	0

TOTAL FEES	$105,645	$73,262

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant(1)

3.2	Certificate of Amendment to the Certificate of Incorporation(1)

3.3	Bylaws of Registrant(1)

13.1	Annual Report (Filed herewith)

21.1	Subsidiaries(1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on July 11, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAW ENFORCEMENT ASSOCIATES CORPORATION

By:	/s/ Paul Briggs
Paul Briggs, President, Chief Executive Officer, and Chief Financial Officer

Dated: March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Briggs	President, Director, Chief Executive Officer, and Chief Financial Officer	March 31, 2010
Paul Briggs

/s/ W. Lyndo Tippett	Director	March 31, 2010
W. Lyndo Tippett

/s/ James Lindsey	Director	March 31, 2010
James Lindsey

/s/ Anthony Rand	Director	March 31, 2010
Anthony Rand

/s/ Joseph Jordan	Director	March 31, 2010
Joseph Jordan

EXHIBIT INDEX

3.1	Certificate of Incorporation of Registrant*

3.2	Certificate of Amendment to the Certificate of Incorporation*

3.3	Bylaws of Registrant*

13.1	Annual Report (Filed herewith)

21.1	Subsidiaries*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

*	Incorporated by reference