Form 10-Q
period 2010-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2010-05-14
CIK 1165921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-49907

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $0.001 par value per share	25,782,436 shares

LAW ENFORCEMENT ASSOCIATES CORPORATION

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current Assets
Cash	$415,908	$480,148
Trade accounts receivable (net of allowance for doubtful accounts of $55,000 at March 31, 2010 and December 31, 2009)	663,389	982,505
Refundable income taxes	150,000	150,000
Inventories	1,495,163	1,505,777
Prepaid expenses	63,638	43,946
Deferred tax asset - current	246,368	246,368

Total current assets	3,034,466	3,408,744

Property and Equipment - net	114,477	150,971

Other Assets
Intangibles - net	1,948,237	1,989,304
Assets held for sale	335,505	335,505
Deferred tax asset less current portion	865,659	704,643

Total other assets	3,149,401	3,029,452

Total assets	$6,298,344	$6,589,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable	$427,408	$490,646
Accrued expenses:
Accrued salaries, wages and benefits	150,363	116,288
Contract settlement	70,000	100,000
Warranty provision	49,186	50,271
Other accrued expenses	81,146	65,072
Customer deposits	40,746	20,000

Total current liabilities, before shares subject to redemption	818,849	842,277

Common stock, subject to redemption, 1,200,000 shares, at redemption value	1,500,000	1,500,000

Total current liabilities	2,318,849	2,342,277

Total liabilities	2,318,849	2,342,277

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 authorized, 25,782,436 (including 1,200,000 shares subject to redemption) issued and outstanding at March 31, 2010 and December 31, 2009	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(1,041,257)	(773,862)

Total stockholders’ equity	3,979,495	4,246,890

Total liabilities and stockholders’ equity	$6,298,344	$6,589,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

	March 31 2010 (Unaudited)	March 31, 2009 (Audited)

Net sales	$1,237,705	$1,751,734

Cost of sales	919,675	1,285,715

Gross profit	318,030	466,019

Research and development	75,654	37,900
Operating expenses	659,657	562,205

Total operating expenses	735,311	600,105

Operating loss	(417,281)	(134,086)

Other income (expense)
Loss on sale of assets	(14,242)	—
Other income	2,857	2,834
Interest income	255	—
Interest expense	—	(25,551)

Total other income (expense)	(11,130)	(22,717)

Net loss before income taxes	(428,411)	(156,803)

Income tax benefit	161,016	59,585

Net loss	$(267,395)	$(97,218)

Weighted average number of common shares subject to possible redemption	1,200,000	1,200,000
Net income (loss) per share common shares subject to possible redemption, basic and diluted	$(0.00)	$0.02

Weighted average number of common shares outstanding, excluding shares subject to possible redemption	24,582,436	24,582,436
Net loss per common share, excluding shares subject to possible redemption, basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2010 and 2009

	March 31, 2010 (Unaudited)	March 31, 2009 (Audited)
Cash flows from operating activities
Net loss	$(267,395)	$(97,218)
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	54,319	56,417
Put option discount expense	—	25,551
Deferred taxes	(161,016)	(59,585)
Loss on sale of assets	14,242	—
Change in inventory reserves	(28,762)	—
(Increase) decrease in assets
Trade accounts receivable	319,116	895,539
Inventories	39,376	(167,137)
Prepaid insurance and other assets	(19,692)	(19,639)
Increase (decrease) in liabilities
Trade accounts payable	(63,238)	382,970
Accrued expenses	19,064	(67,480)
Customer deposits	20,746	(20,906)

Net cash provided (used) by operating activities	(73,240)	928,512

Cash flows from investing activities
Proceeds from sale of assets	9,000	—
Capital expenditures	—	(17,600)

Net cash provided (used) by investing activities	9,000	(17,600)

Cash flows from financing activities
Factor line of credit	—	(1,038,809)

Net cash used by financing activities	—	(1,038,809)

Net decrease in cash	(64,240)	(127,897)

Cash at beginning of the period	480,148	254,705

Cash at the end of the period	$415,908	$126,808

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The condensed consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010 (the “2009 Annual Report”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Law Enforcement Associates Corporation and its wholly-owned subsidiaries, Law Enforcement Associates, Inc. and Law Enforcement Associates Holding Company, Inc. All intercompany transactions have been eliminated in consolidation. The condensed consolidated statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined in the authoritative guidance under U.S. GAAP. Therefore, no separate segment disclosures have been included in the accompanying notes to the condensed consolidated financial statements.

Product liability and warranty claims

The Company’s condensed consolidated financial statements include accruals for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued at the time revenue is recognized. At March 31, 2010 and December 31, 2009, accrued product warranties totaled $49,186 and $50,271, respectively and are reported as warranty provision in the accompanying condensed consolidated balance sheets.

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the three months ended March 31, 2010 and 2009, advertising costs were $10,488 and $30,857, respectively. All advertising costs are included in operating expenses in the accompanying condensed consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $75,654 and $37,900 for the three months ended March 31, 2010 and 2009, respectively.

Litigation Costs

The Company accrues the costs of litigation where our obligation is probable and such costs can be reasonably estimated. In instances where costs cannot be reasonably estimated these cost are expensed as incurred.

Recently adopted/issued accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends FASB ASC 820, Fair Value Measurements and Disclosures, by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 applies to the fair value measurement of liabilities within the scope of ASC 820 and addresses several key issues with respect to estimating fair value of liabilities. Among other things, ASU 2009-05 clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 is effective for the first reporting period beginning after its issuance. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13. ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangement entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangement for all periods presented. The Company is evaluating the impact that the adoption of ASU 2009-13 will have on its condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 provides amendments to guidance to FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires certain guidance when a company makes transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). Also, this Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. ASU 2010-06 The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that the adoption of ASU 2009-13 will have on its condensed consolidated financial statements.

2.	INVENTORIES

Inventories consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Raw Materials	$583,105	$607,864
Work-in-process	115,703	39,572
Finished goods	796,355	858,341

	$1,495,163	$1,505,777

All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventories are reviewed regularly for slow moving and potentially obsolete items using actual inventory turnover and are written down to estimated net realizable value. Reserves for slow moving and obsolete inventory on a FIFO basis totaled $79,764 and $108,526 as of March 31, 2010 and December 31, 2009, respectively.

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at March 31, 2010 and December 31, 2009:

	Useful Life	March 31, 2010	December 31, 2009
Office furniture & equipment	5 to 7 years	$93,172	$93,172
Leasehold improvements	7 years	21,386	21,386
Vehicles	5 years	58,327	109,724
Machinery & equipment	5 to 7 years	291,420	291,420

		464,305	515,702
Less accumulated depreciation		349,828	364,731

		$114,477	$150,971

Depreciation expense for the three months ended March 31, 2010 and 2009 was $13,252 and $15,350, respectively.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2010 and December 31, 2009:

		March 31,	December 31,
	Estimated Life	2010	2009
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	168,772	168,772

		2,679,772	2,679,772
Less accumulated amortization		731,535	690,468

	Total intangibles, net	$1,948,237	$1,989,304

Amortization expense for the three months ended March 31, 2010 and 2009 was $41,067 and $41,067, respectively.

4.	INTANGIBLE ASSETS (Continued)

Estimated future amortization expense is as follows at March 31, 2010:

Year	Amount
Remainder of 2010	$121,784
2011	162,851
2012	162,851
2013	162,851
2014	162,851
Future Years	1,175,049

$1,948,237

5.	INCOME TAXES

During the three months ended March 31, 2010, the Company recognized an income tax benefit for operating losses of $161,016 to offset future taxable income. The deferred tax benefit is the only component present in the provision for income taxes in the accompanying statement of operations.

6.	REDEEMABLE COMMON STOCK

On or about October 31, 2007, the Company acquired certain assets of Advanced Vehicle Systems, LLC, a Florida limited liability company (“AVS”). The Company believes it purchased all of AVS’ designs, drawings, name and intellectual property rights. As part of the purchase price, the Company provided the seller a put option on 1,200,000 shares which gives Mrs. Wortley the right to sell up to 1,200,000 shares back to the Company for $1.25 per share on August 1, 2009. This obligation is recorded as common stock, subject to redemption of 1,200,000 shares, at redemption value in the Company’s Condensed Consolidated Balance Sheets.

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of an Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in an as yet to be scheduled trial. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses.

7.	PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. Employer matches totaled $0 and $13,002 for the three months ended March 31, 2010 and 2009, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in direct proportion of their salaries to the combined salaries of all participants. The Company did not accrue a discretionary profit sharing contribution for the three months ended March 31, 2010 and 2009.

8.	RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2010, the Company incurred expenses of $34,862 in connection with purchases from Sirchie Finger Print Laboratories, Inc. (“Sirchie”). At March 31, 2010 and December 31, 2009, the Company had $16,854 and $7,453, respectively, in accounts payable due to Sirchie.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for its surveillance vehicle division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the three months ended March 31, 2010 and 2009 was $14,250 and $14,250, respectively.

Effective March 2008, the Company moved its headquarters from the Youngsville, North Carolina facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for its Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the three months ended March 31, 2010 and 2009 was $23,750 and $23,750, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2010:

Remainder of 2010	$120,312
2011	160,415
2012	153,782
2013	8,632

Total minimum payments required	$443,141

Royalty Commitments

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor disputed the date and believed the agreement expired on April 30, 2010, and as such, argued they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 during the first quarter of 2010. The initial payment was $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months during 2010. At March 31, 2010, the Company’s remaining liability under this agreement was $70,000.

Litigation

The Company was a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 during the first quarter of 2010. The initial payment was $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months during 2010. At March 31, 2010, the Company’s remaining liability under this agreement was $70,000.

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of an Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in an as yet to be scheduled trial. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses.

On or about January 8, 2010, Paul H. Feldman and Martin L. Perry filed separate actions in the United States District Court for the Eastern District of North Carolina against Law Enforcement Associates Corporation (the “Company”), Anthony Rand, James J. Lindsay, Joseph A. Jordan and John H. Carrington (the “Lawsuits”). Mr. Feldman formerly served as President, CEO, CFO and Treasurer of the Company until August 27, 2009, at which time he was removed by the Company’s Board of Directors. Mr. Perry previously served as the Company’s Director of Sales until his departure from the Company on September 23, 2009. Mr. Feldman and Mr. Perry also previously served as directors until the end of their terms on December 3, 2009. The departures of Mr. Feldman and Mr. Perry from the Company were previously disclosed in the Company’s Form 8-K’s filed with the Commission on August 31, 2009 and September 28, 2009, respectively. Anthony Rand, James Lindsay and Joseph Jordan are currently serving as Directors of the Company and served in such capacity at the time of the actions complained of in the Lawsuits. Mr. Carrington was a shareholder of the Company and served as a director of the Company until April 18, 2005.

In the Lawsuits, Mr. Feldman and Mr. Perry allege violations by the defendants of the federal Americans with Disabilities Act, and civil conspiracy and wrongful termination in violation of public policy under North Carolina common law. Mr. Perry’s Lawsuit also alleges violation of the North Carolina Wage and Hour Act and breach of contract under North Carolina common law. Both seek: (i) reinstatement, or full front pay, stock options and benefits; (ii) economic damages for lost compensation and damages to their careers, reputation and earning capacities; (iii) compensatory damages, punitive damages, costs and attorney’s fees; and (iv) other relief. Both Feldman and Perry allege that they were wrongfully terminated by the Company. The factual allegations are substantially similar to those contained in complaint letters filed with the U.S. Department of Labor by Mr. Feldman on or about November 17, 2009 (which was previously disclosed in the Company’s Form 8-K filed with the Commission on December 1, 2009), and by Mr. Perry on or about December 11, 2009 (which was previously reported in the Company’s Form 8-K which was filed with the Commission on December 15, 2009). These lawsuits were combined into one during the 1st quarter of 2010 by Mr. Perry and Mr. Feldman.

The Company does not believe the allegations made by Mr. Feldman and Mr. Perry in the Lawsuit have any merit. On December 3, 2009, the Board of the Company appointed a special committee of disinterested directors to investigate the allegations underlying the Department of Labor complaint. On December 17, 2009, legal counsel for the special committee completed her investigation and delivered her report. The report concluded that the claims made by Mr. Feldman and Mr. Perry were unsubstantiated. The Company intends to vigorously defend against the Lawsuit. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses.

10.	CONCENTRATION OF RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables with a variety of customers and cash with financial institutions. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company’s customer base and its customers’ financial resources. At times, cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insurable limits.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

This hierarchy requires the use of observable market data when available. The Company considers relevant and observable market prices in its valuations where possible. The fair value measurements for the Company’s assets and liabilities accounted for at fair value on a recurring basis at March 31, 2010 are its patents held for sale, which are valued by level 3 measurements.

12.	SUBSEQUENT EVENTS EVALUATION DATE

Management of the Company has determined the date of issuance of its financial statements is appropriate for determination for subsequent event disclosure.

13.	LIQUIDITY AND CAPITAL RESOURCES

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of an Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in an as yet to be scheduled trial. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. However, if the Company is unsuccessful in its attempts in its defenses or is unable to renegotiate the terms of this put option, management may be required to liquidate available assets, restructure the Company or in the extreme event, cease operations. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors, including, but not limited to the limited financial resources to Company and our ability to fund or renegotiate the put option that became due on August 1, 2009, the ultimate resolution of the recent downturn in the worldwide economy, the economic stimulus package and its ongoing impact on our business and the business of our customers and suppliers. Forward-looking statements speak only as of the date they are made.

We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or the SEC, that discuss other factors relevant to our business.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Revenues

Revenues for the three months ended March 31, 2010, were $1,237,705 as compared to $1,751,734 for the three months ended March 31, 2009, which represents a decrease of $514,029. The decrease in revenue as compared to the same period last year resulted from the Company shipping approximately $530,000 of the $5.7 million nonrecurring order from the U.S. Census Bureau during the 1st quarter of 2009. Additionally, during the 1st quarter of 2009, the Company had a significant order for its AVS division representing approximately $82,000 in revenue. During the three months ended March 31, 2010, the Company’s AVS division performed upgrades and retrofits but did not have any significant new-build orders.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $318,030 as compared to $466,019 for the three months ended March 31, 2009, a decrease of $147,989. As a percentage of net sales, our gross margin was 25.7% for the quarter as compared to 26.6% in the same period last year. Gross margin percentage decreased as compared to the same period last year mainly due to the Company’s relatively fixed nature of its labor and overhead costs in conjunction with its reduced sales volumes in the 1st quarter of 2010.

Operating Expenses

Operating Expenses incurred for the three months ended March 31, 2010 were $735,311 as compared to $600,105 for the three months ended March 31, 2009, an increase of $135,206. As a percentage of net sales, operating expenses were 59.4% for the quarter as compared to 34.3% in the same period last year. Operating expenses were negatively impacted during the 1st quarter due to significant increases in professional fees, research and development, travel expenses, and director fees as compared to the same period last year.

Professional fees increased by approximately $117,000 as compared to the same period last year. The majority of the increase related to legal fees associated with the Wortley and Feldman & Perry lawsuits. Management expects that most of these legal fees are nonrecurring. Research and development expenses increased approximately $38,000 as expected during the quarter as the Company continues to work on new technology and product offerings. Travel related expenses increased by approximately $16,000 during the quarter. These expenses have increased as sales personnel have been encouraged to expand their territories and attend an increased number of tradeshows and conventions.

Income and Earnings (loss) Per Share

The Company’s net loss for the three months ended March 31, 2010 was ($267,395) compared to a net loss of ($97,218) for the three months ended March 31, 2009, an increase of $170,177. Net income (loss) per weighted average share was ($0.01) for the three months ended March 31, 2010, as compared to ($0.00) for the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31 2010, working capital was $876,633 as compared with $1,066,467 at December 31, 2009, a decrease of $189,834. The decrease in working capital primarily relates to the loss incurred during the current quarter. The significant reduction in accounts receivable as compared to December 31, 2009, is directly related to the lower volume of sales in the quarter combined with management’s improved collection efforts. For the three months ended March 31, 2010, the Company had a negative cash flow from operating activities of $73,240 compared to a positive cash flow from operating activities of $928,512 for the same period in 2009. However, the large positive cash flow from operating activities in the 1st quarter of 2009 primarily related to the collection of approximately $895,000 in receivables during that period resulting from the $1.4 million nonrecurring order from the U.S. Census Bureau during the latter portion of 2008.

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

Our future capital requirements and the adequacy of available funds will depend on many factors and contingent upon the resolution of the Company’s put option demand, as disclosed above. Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months, provided that we are successful in reaching reasonable payment terms for the put option demand and there are no extraordinary events. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets. Further, an unfavorable resolution to the Wortley litigation could jeopardize the Company’s ability to continue as a going concern.

As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of some of our products.

Research and Development

In the three months ended March 31, 2010, the Company incurred expenses of $75,654 on research and development as compared to $37,900 in the three months ended March 31, 2009. In an effort to continue bringing innovative products to the market and expand its offerings the Company has developed digital audio technology and began implementing it into some of its products. The increase in research and development expenses in 2010 directly relates to reclassification of an employee from the operations expense category to the research and development category effective January 1, 2010 along with the development of its new digital audio technology.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its Note 1 to the condensed consolidated financial statements included in this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2009 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 during the first quarter of 2010. The initial payment was $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months during 2010. At March 31, 2010, the Company’s remaining liability under this agreement was $70,000.

There have been no material developments in the Company’s other ongoing litigation matters previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009 and discussed above at Note 9 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (RESERVED)

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

LAW ENFORCEMENT ASSOCIATES CORPORATION

Dated: May 14, 2010	By:	/s/ Paul Briggs
Paul Briggs President and Chief Executive Officer

Dated: May 14, 2010	By:	/s/ Paul Briggs
Paul Briggs Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.