Form 10-Q
period 2010-06-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2010-08-16
CIK 1165921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2010
Common Stock, $0.001 par value per share	25,782,436 shares

LAW ENFORCEMENT ASSOCIATES CORPORATION

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current Assets
Cash	$126,988	$480,148
Trade accounts receivable (net of allowance for doubtful accounts of $55,000 at June 30, 2010 and December 31, 2009)	906,210	982,505
Refundable income taxes	—	150,000
Inventories	1,588,611	1,505,777
Prepaid expenses	125,159	43,946
Deferred tax asset - current	246,368	246,368

Total current assets	2,993,336	3,408,744

Property and Equipment - net	119,410	150,971

Other Assets
Intangibles - net	2,197,633	2,324,809
Deferred tax asset, less current portion	1,011,304	704,643

Total other assets	3,208,937	3,029,452

Total assets	$6,321,683	$6,589,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable	$725,654	$490,646
Accrued expenses:
Accrued salaries, wages and benefits	178,333	116,288
Contract settlement	40,000	100,000
Warranty provision	20,491	50,271
Other accrued expenses	62,063	65,072
Customer deposits	53,278	20,000

Total current liabilities, before shares subject to redemption	1,079,819	842,277

Common stock, subject to redemption, 1,200,000 shares, at redemption value	1,500,000	1,500,000

Total current liabilities	2,579,819	2,342,277

Total liabilities	2,579,819	2,342,277

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 authorized, 25,782,436 (including 1,200,000 shares subject to redemption) issued and outstanding at June 30, 2010 and December 31, 2009	25,782	25,782
Treasury stock at cost, 595 shares of common stock held by the Company	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(1,278,888)	(773,862)

Total stockholders’ equity	3,741,864	4,246,890

Total liabilities and stockholders’ equity	$6,321,683	$6,589,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2010 and 2009

	June 30 2010 (Unaudited)	June 30, 2009 (Unaudited)

Net sales	$2,959,279	$8,538,399

Cost of sales	2,158,978	5,854,309

Gross profit	800,301	2,684,090

Research and development	150,172	176,099
Operating expenses	1,447,758	1,245,743

Total operating expenses	1,597,930	1,421,842

Operating income (loss)	(797,629)	1,262,248

Other income (expense)
Loss on sale of assets	(17,823)	(8,361)
Other income	3,416	10,338
Interest income	349	25
Interest expense	—	(136,664)

Total other income (expense)	(14,058)	(134,662)

Net income (loss) before income taxes	(811,687)	1,127,586

Income tax (expense) benefit	306,661	(435,546)

Net income (loss)	$(505,026)	$692,040

Weighted average number of common shares subject to possible redemption	1,200,000	1,200,000
Net income (loss) per share common shares subject to possible redemption, basic and diluted	$(0.00)	$0.04
Weighted average number of common shares outstanding, excluding shares subject to possible redemption	24,582,436	24,582,436
Net loss per common share, excluding shares subject to possible redemption, basic and diluted	$(0.02)	$0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2010 and 2009

	June 30 2010 (Unaudited)	June 30, 2009 (Unaudited)

Net sales	$1,721,574	$6,786,665

Cost of sales	1,239,303	4,568,594

Gross profit	482,271	2,218,071

Research and development	74,518	138,199
Operating expenses	788,101	683,538

Total operating expenses	862,619	821,737

Operating income (loss)	(380,348)	1,396,334

Other income (expense)
Loss on sale of assets	(3,581)	(8,361)
Other income	559	7,504
Interest income	94	25
Interest expense	—	(111,113)

Total other income (expense)	(2,928)	(111,945)

Net income (loss) before income taxes	(383,276)	1,284,389

Income tax (expense) benefit	145,645	(495,131)

Net income (loss)	$(237,631)	$789,258

Weighted average number of common shares subject to possible redemption	1,200,000	1,200,000
Net income (loss) per share common shares subject to possible redemption, basic and diluted	$(0.00)	$0.02
Weighted average number of common shares outstanding, excluding shares subject to possible redemption	24,582,436	24,582,436
Net loss per common share, excluding shares subject to possible redemption, basic and diluted	$(0.01)	$0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	June 30, 2010 (Unaudited)	June 30, 2009 (Unaudited)
Cash flows from operating activities
Net income (loss)	$(505,026)	$692,040
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	152,031	114,660
Put option discount expense	—	51,102
Deferred taxes	(306,661)	194,845
Loss on sale of assets	17,823	8,361
Change in inventory reserves	(33,832)	9,234
(Increase) decrease in assets
Trade accounts receivable	76,295	85,067
Refundable income taxes	150,000	—
Inventories	(49,002)	(170,514)
Prepaid expenses and other assets	(81,213)	(4,208)
Increase (decrease) in liabilities
Trade accounts payable	235,008	31,475
Accrued expenses	(30,744)	123,144
Customer deposits	33,278	(26,521)

Net cash provided (used) by operating activities	(342,043)	1,108,685

Cash flows from investing activities
Proceeds from sale of assets	25,000	12,750
Capital expenditures	(36,117)	(42,231)

Net cash used by investing activities	(11,117)	(29,481)

Cash flows from financing activities
Factor line of credit	—	(599,359)

Net cash used by financing activities	—	(599,359)

Net increase (decrease) in cash	(353,160)	479,845

Cash at beginning of the period	480,148	254,705

Cash at the end of the period	$126,988	$734,550

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$111,483
Cash paid for income taxes	$—	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The condensed consolidated financial statements as of and for the six months ended June 30, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010 (the “2009 Annual Report”).

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

Product liability and warranty claims

The Company’s condensed consolidated financial statements include accruals for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued at the time revenue is recognized. At June 30, 2010 and December 31, 2009, accrued product warranties totaled $20,491 and $50,271, respectively and are reported as warranty provision in the accompanying condensed consolidated balance sheets.

Advertising

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the six months ended June 30, 2010 and 2009, advertising costs were $27,718 and $30,857, respectively. All advertising costs are included in operating expenses in the accompanying condensed consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $150,172 and $176,099 for the six months ended June 30, 2010 and 2009, respectively.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures. ASU 2010-06 provides amendments to guidance to FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires certain guidance when a company makes transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). Also, this Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. ASU 2010-06 The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements except for the disclosure requirements for reporting fair value.

In April 2010, the FASB issued new U.S. GAAP guidance on defining and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the adoption of this guidance to have an effect on its condensed consolidated financial statements.

Reclassifications

Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income.

2.	INVENTORIES

Inventories consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Raw Materials	$573,740	$607,864
Work-in-process	154,479	39,572
Finished goods	860,392	858,341

	$1,588,611	$1,505,777

All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventories are reviewed regularly for slow moving and potentially obsolete items using actual inventory turnover and are written down to estimated net realizable value. Reserves for slow moving and obsolete inventory totaled $74,694 and $108,526 as of June 30, 2010 and December 31, 2009, respectively.

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at June 30, 2010 and December 31, 2009:

	Useful Life	June 30, 2010	December 31, 2009
Office furniture & equipment	5 to 7 years	$95,850	$93,172
Leasehold improvements	7 years	21,386	21,386
Vehicles	5 years	60,319	109,724
Machinery & equipment	5 to 7 years	291,420	291,420

		468,975	515,702
Less accumulated depreciation		349,565	364,731

		$119,410	$150,971

Depreciation expense for the six months ended June 30, 2010 and 2009 was $24,855 and $32,527, respectively.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2010 and December 31, 2009:

	Estimated Life	June 30, 2010	December 31, 2009
Trade name	25 years	1,400,000	1,400,000
Drawings/designs	10 years	411,000	411,000
EDW Patents	15 years	597,960	335,505
AVS Marketing List	12 years	470,000	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	168,772	168,772

		3,277,732	3,015,277
Less accumulated amortization		1,080,099	690,468

Total intangibles, net		$2,197,633	$2,324,809

Amortization expense for the six months ended June 30, 2010 and 2009 was $127,176 and $41,067, respectively.

Estimated future amortization expense is as follows at June 30, 2010:

Year	Amount
Remainder of 2010	$96,675
2011	193,351
2012	193,351
2013	193,351
2014	169,376
Future Years	1,351,529

$2,197,633

During the 4th Quarter of 2008, the Board of Directors approved the sale of the Company’s EDW patents to a third party. As a result, the Company reclassified these patents in its financial statements as assets held for sale. The patents have been reported at the lower of the carrying value or fair value less cost to sell and the Company ceased amortizing these assets. However, the Company has been unable to sell these patents to date and they no longer meet the requirements to be classified as held for sale. During the 2nd Quarter of 2010, the Company reclassified these patents as assets held and used and has included them in Intangibles – net, in the accompanying financial statements. Accordingly, the Company has recognized amortization expense for these patents in the 2nd Quarter of 2010 for the amount that would have been recognized while they were classified as held for sale. Amortization expense related to these patents totaled $45,750 for the quarter ended June 30, 2010. Based on recent discussions, a third party is continuing its due diligence in evaluating the EDW patents and is attempting to renegotiate the transaction. Management will continue to facilitate the sale of the patents.

5.	INCOME TAXES

The Company’s income tax benefit for operating losses for the six months ended June 30, 2010 totaled $306,661. The deferred tax benefit is the only component present in the provision for income taxes in the accompanying statement of operations.

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

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court

on behalf of Barbara Wortley. The suit alleges a breach of an Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for November 29, 2010. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses. On August 10, 2010, the Company received notice from JAMS of the commencement of an arbitration by Barbara Wortley against the Company. Mrs. Wortley’s claim is based upon a 2004 document modified in 2006, and appears nearly identical to her $1,500,000 claim pending in Wake County Superior Court. The Company expects to vigorously defend this claim.

7.	PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in direct proportion of their salaries to the combined salaries of all participants. Employer matches totaled $0 and $28,002 for the six months ended June 30, 2010 and 2009, respectively.

8.	RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2010 and 2009, the Company’s purchases from Sirchie Acquisition Company, LLC (“Sirchie”) totaled $99,881 and $3,799,530, respectively. At June 30, 2010 and December 31, 2009, the Company had $21,840 and $7,453, respectively, in accounts payable due to Sirchie.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for its surveillance vehicle division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the six months ended June 30, 2010 and 2009 was $28,500 and $28,500, respectively.

Effective March 2008, the Company moved its headquarters from the Youngsville, North Carolina facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for its Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the six months ended June 30, 2010 and 2009 was $47,500 and $47,500, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2010:

Remainder of 2010	$80,208
2011	160,415
2012	153,782
2013	8,632

Total minimum payments required	$403,037

Litigation

The Company was a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 during the first quarter of 2010. The initial payment was $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months during 2010. At June 30, 2010, the Company’s remaining liability under this agreement was $40,000.

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of an Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for November 29, 2010. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses. On August 10, 2010, the Company received notice from JAMS of the commencement of an arbitration by Barbara Wortley against the Company. Mrs. Wortley’s claim is based upon a 2004 document modified in 2006, and appears nearly identical to her $1,500,000 claim pending in Wake County Superior Court. The Company expects to vigorously defend this claim.

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

In the Lawsuits, Mr. Feldman and Mr. Perry allege violations by the defendants of the federal Americans with Disabilities Act, and civil conspiracy and wrongful termination in violation of public policy under North Carolina common law. Mr. Perry’s Lawsuit also alleges violation of the North Carolina Wage and Hour Act and breach of contract under North Carolina common law. Both seek: (i) reinstatement, or full front pay, stock options and benefits; (ii) economic damages for lost compensation and damages to their careers, reputation and earning capacities; (iii) compensatory damages, punitive damages, costs and attorney’s fees; and (iv) other relief. Both Feldman and Perry allege that they were wrongfully terminated by the Company. The factual allegations are substantially similar to those contained in complaint letters filed with the U.S. Department of Labor by Mr. Feldman on or about November 17, 2009 (which was previously disclosed in the Company’s Form 8-K filed with the Commission on December 1, 2009), and by Mr. Perry on or about December 11, 2009 (which was previously reported in the Company’s Form 8-K which was filed with the Commission on December 15, 2009). These two lawsuits were consolidated into one action, Paul Briggs was added as an additional party and the Sarbanes Oxley claims made in the November 17, 2009 and December 1, 2009 letters to the U.S. Department of Labor were added to the case in 2010. The Company has also recently filed a motion to dismiss all of Mr. Feldman’s claims and all of Mr. Perry’s claims other than his wage and hour claim.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, common shares subject to redemption. All instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

12.	LIQUIDITY AND CAPITAL RESOURCES

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of an Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for November 29, 2010. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. However, if the Company is unsuccessful in its attempts in its defenses or is unable to renegotiate the terms of this put option, management may be required to liquidate available assets, restructure the Company or in the extreme event, cease operations. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2010, the Company incurred a net loss of $505,026 and had used $342,043 of cash flow for operations and does not have sufficient financial resources to meet the put option that Mrs. Wortley alleges became due on August 1, 2009. The ability of the Company to continue as a going concern is dependent upon resolution of the Company’s litigation matters and on its ability to successfully carry out its business plan under its new management. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to accomplish these business objectives.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors, including, but not limited to the limited financial resources to Company and our ability to fund or renegotiate the put option that became due on August 1, 2009, the ultimate resolution of the recent downturn in the worldwide economy, the economic stimulus package and its ongoing impact on our business and the business of our customers and suppliers as well as the ability of the Company to successfully carry out its business objectives under the Company’s new leadership. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or the SEC, that discuss other factors relevant to our business.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Revenues

Revenues for the three months ended June 30, 2010, were $1,721,574 as compared to $6,786,665 for the three months ended June 30, 2009, which represents a decrease of $5,065,091. The decrease in revenue as compared to the same period last year resulted from the Company shipping approximately $5,165,000 of the $5.7 million nonrecurring order from the U.S. Census Bureau during the 2nd quarter of 2009.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $482,271 as compared to $2,218,071 for the three months ended June 30, 2009, a decrease of $1,735,800. As a percentage of net sales, our gross margin was 28.0% for the quarter as compared to 32.7% in the same period last year. Gross margin percentage decreased as compared to the same period last year mainly due to the Company taking advantage of purchase discounts relating to the nonrecurring order with the U.S. Census Bureau. Additionally, the Company increased its reserve for finished goods inventory by approximately $16,500 during the three months ended June 30, 2010. Late in the first quarter of the year, the Company updated its product pricing resulting in an increase in gross profit from 25.7% as reported in the first quarter of 2010.

Operating Expenses

Operating Expenses incurred for the three months ended June 30, 2010 were $862,619 as compared to $821,737 for the three months ended June 30, 2009, an increase of $40,882. As a percentage of net sales, operating expenses were 50.1% for the quarter as compared to 12.1% in the same period last year. Operating expenses were negatively impacted during the 2nd quarter due to amortization of the patents previously classified as held for sale of $45,750 along with significant increases in professional fees and travel expenses as compared to the same period last year offset partially by a reduction in research and development expense.

Professional fees increased by approximately $96,500 as compared to the same period last year. The majority of the increase related to legal fees associated with the Wortley and Feldman & Perry lawsuits. Management expects that most of these legal fees are nonrecurring. Travel related expenses increased by approximately $7,000 during the quarter. These expenses have increased as sales personnel have been encouraged to expand their territories and attend an increased number of tradeshows and conventions. Research and development expenses decreased by approximately $64,000 compared to the same period last year. This is largely due to the Company’s development of its digital technology which began 2009.

Income and Earnings (loss) Per Share

The Company’s net loss for the three months ended June 30, 2010 was ($237,631) compared to net income of $789,258 for the three months ended June 30, 2009, for a change of $1,026,889. Net income (loss) per weighted average share was ($0.01) for the three months ended June 30, 2010, as compared to $0.03 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

Revenues

Revenues for the six months ended June 30, 2010, were $2,959,279 as compared to $8,538,399 for the six months ended June 30, 2009, which represents a decrease of $5,579,120. The decrease in revenue as compared to the same period last year resulted from the Company shipping the $5.7 million nonrecurring order from the U.S. Census Bureau during the first six months of 2009. Additionally, during the first six months of 2009, the Company completed significant orders for its AVS division representing approximately $290,000 in revenue. During the six months ended June 30, 2010, the Company’s AVS division performed upgrades and retrofits but did not have any significant new-build orders.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $800,301 as compared to $2,684,090 for the six months ended June 30, 2009, a decrease of $1,883,789. As a percentage of net sales, our gross margin was 27.0% for the six months as compared to 31.4% in the same period last year. Gross margin percentage decreased as compared to the same period last year mainly due to the Company’s relatively fixed nature of its labor and overhead costs in conjunction with its reduced sales volumes in the first half of 2010.

Operating Expenses

Operating Expenses incurred for the six months ended June 30, 2010 were $1,597,930 as compared to $1,421,842 for the six months ended June 30, 2009, an increase of $176,088. As a percentage of net sales, operating expenses were

54.0% for the six months as compared to 16.7% in the same period last year. Operating expenses were negatively impacted during the first six months due to amortization of the patents previously classified as held for sale along with significant increases in professional fees, travel expenses, and director fees as compared to the same period last year.

Professional fees increased by approximately $213,500 as compared to the same period last year. The majority of the increase related to legal fees associated with the Wortley and Feldman & Perry lawsuits. Management expects that most of these legal fees are nonrecurring. Travel related expenses increased by approximately $23,000 during the six months. These expenses have increased as sales personnel have been encouraged to expand their territories and attend an increased number of tradeshows and conventions.

Income and Earnings (loss) Per Share

The Company’s net loss for the six months ended June 30, 2010 was ($505,026) compared to net income of $692,040 for the six months ended June 30, 2009, for a change of $1,197,066. Net income (loss) per weighted average share was ($0.02) for the six months ended June 30, 2010, as compared to $0.03 for the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30 2010, working capital was $413,518 as compared with $1,066,467 at December 31, 2009, a decrease of $652,949. The decrease in working capital primarily relates to the loss incurred during the current and prior quarters. The significant increase in accounts payable as compared to December 31, 2009, is directly related to the high level of product shipments in June of 2010. For the six months ended June 30, 2010, the Company had a negative cash flow from operating activities of $342,043 compared to a positive cash flow from operating activities of $1,108,685 for the same period in 2009. This represents a decrease of $1,450,728 in cash flow from operations, of which, $1,197,066 is attributable to the decrease in net income in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Other factors impacting the change in cash flow include inventory balances increasing by approximately $49,000 during the six months ended June 30, 2010 while sales volumes decreased substantially from the same period in 2009 and prepaid expenses and other assets increasing by approximately $81,000 during the six months ended June 30, 2010.

On June 26, 2009, the Company received notice of demand pursuant to paragraph 12 of the Asset Purchase Agreement dated September 28, 2007, between the Company, Advanced Vehicle Systems, LLC, and Mrs. Barbara Wortley to purchase 1,200,000 shares of the common stock of the Company on or before August 1, 2009 at a price of $1.25 per share. The Company’s position is that Mrs. Wortley’s claim is not valid. In response to the demand, management of the Company met with certain personnel in an attempt to reach a compromise and settlement on the matter. On September 23, 2009, a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for November 29, 2010. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. On August 10, 2010, the Company received notice from JAMS of the commencement of an arbitration by Barbara Wortley against the Company. Mrs. Wortley’s claim is based upon a 2004 document modified in 2006, and appears nearly identical to her $1,500,000 claim pending in Wake County Superior Court. The Company expects to vigorously defend this claim.

Our future capital requirements and the adequacy of available funds will depend on many factors and are contingent upon the resolution of the Company’s litigation matters, the put option demand, as disclosed above, and the ability of the Company to successfully carry out its business plan under its new management. If the Company is unsuccessful in any of the matters, our working capital and other sources of funds may not be sufficient to fund our operations and we may be required to seek alternative sources of funding. There is no assurance that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets and our operating performance. Under these conditions, our ability to continue as a going concern is uncertain.

As we generally obtain all of our funding from operations, a continued decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in government spending could result in decreased sales of some of our products.

Research and Development

In the six months ended June 30, 2010, the Company incurred expenses of $150,172 on research and development as compared to $176,099 in the six months ended June 30, 2009. The decrease in research and development expenses in the first six months of 2010 relates primarily to the Company incurring significant expenses in developing digital audio technology in 2009. The Company has continued to incur research and development expenses in 2010 in order to expand its offerings and implement new technology into some of its other products.

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

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A(T) of the Company’s December 31, 2009 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 during the first quarter of 2010. The initial payment was $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months during 2010. At June 30, 2010, the Company’s remaining liability under this agreement was $40,000.

There have been no material developments in the Company’s other ongoing litigation matters previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009 and discussed above at Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION

Dated: August 11, 2010	By:	/s/ Paul Briggs
Paul Briggs President and Chief Executive Officer

Dated: August 11, 2010	By:	/s/ Paul Briggs
Paul Briggs Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.