Form 10-Q
period 2010-09-30
LAW ENFORCEMENT ASSOCIATES CORP
filed 2010-11-15
CIK 1165921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, $0.001 par value per share	25,782,436 shares

LAW ENFORCEMENT ASSOCIATES CORPORATION

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current Assets
Cash	$234,075	$480,148
Trade accounts receivable (net of allowance for doubtful accounts of $55,000 at September 30, 2010 and December 31, 2009)	786,160	982,505
Refundable income taxes	—	150,000
Inventories	1,581,738	1,505,777
Prepaid expenses	94,826	43,946
Deferred tax asset – current	—	246,368

Total current assets	2,696,799	3,408,744

Property and Equipment – net	108,094	150,971

Other Assets
Intangibles – net	1,546,799	2,324,809
Deferred tax asset, less current portion	—	704,643

Total other assets	1,546,799	3,029,452

Total assets	$4,351,692	$6,589,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable	$918,073	$490,646
Accrued expenses:
Accrued salaries, wages and benefits	157,703	116,288
Contract settlement	30,000	100,000
Warranty provision	19,648	50,271
Other accrued expenses	15,077	65,072
Customer deposits	242,096	20,000

Total current liabilities, before shares subject to redemption	1,382,597	842,277

Common stock, subject to redemption, 1,200,000 shares, at redemption value	1,500,000	1,500,000

Total current liabilities	2,882,597	2,342,277

Total liabilities	2,882,597	2,342,277

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 authorized, 25,782,436 (including 1,200,000 shares subject to redemption) issued and outstanding at September 30, 2010 and December 31, 2009	25,782	25,782
Treasury stock at cost, 595 shares of common stock	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(3,551,657)	(773,862)

Total stockholders’ equity	1,469,095	4,246,890

Total liabilities and stockholders’ equity	$4,351,692	$6,589,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2010 and 2009

	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)

Net sales	$4,309,294	$10,458,950

Cost of sales	3,128,853	7,143,142

Gross profit	1,180,441	3,315,808

Research and development	216,089	239,861
Loss on impairment of long-lived assets	602,497	—
Operating expenses	2,179,222	1,969,723

Total operating expenses	2,997,808	2,209,584

Operating income (loss)	(1,817,367)	1,106,224

Other income (expense)
Loss on sale of assets	(17,823)	(8,361)
Other income	8,042	11,625
Interest income	364	812
Interest expense	—	(145,188)

Total other income (expense)	(9,417)	(141,112)

Net income (loss) before income taxes	(1,826,784)	965,112

Income tax expense	(951,011)	(372,045)

Net income (loss)	$(2,777,795)	$593,067

Weighted average number of common shares subject to redemption	1,200,000	1,200,000
Net income (loss) per share common shares subject to redemption, basic and diluted	$—	$0.05
Weighted average number of common shares outstanding, excluding shares subject to redemption	24,582,436	24,582,436
Net loss per common share, excluding shares subject to redemption, basic and diluted	$(0.11)	$0.02

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2010 and 2009

	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)

Net sales	$1,350,015	$1,920,551

Cost of sales	969,875	1,288,833

Gross profit	380,140	631,718

Research and development	65,917	63,762
Loss on impairment of long-lived assets	602,497	—
Operating expenses	731,464	723,980

Total operating expenses	1,399,878	787,742

Operating loss	(1,019,738)	(156,024)

Other income (expense)
Other income	4,626	1,287
Interest income	15	787
Interest expense	—	(8,524)

Total other income (expense)	4,641	(6,450)

Net loss before income taxes	(1,015,097)	(162,474)

Income tax (expense) benefit	(1,257,672)	63,501

Net loss	$(2,272,769)	$(98,973)

Weighted average number of common shares subject to redemption	1,200,000	1,200,000
Net income (loss) per share common shares subject to redemption, basic and diluted	$—	$0.01
Weighted average number of common shares outstanding, excluding shares subject to redemption	24,582,436	24,582,436
Net loss per common share, excluding shares subject to redemption, basic and diluted	$(0.09)	$(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)
Cash flows from operating activities
Net income (loss)	$(2,777,795)	$593,067
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	211,684	171,012
Loss on impairment of long-lived assets	602,497	—
Put option discount expense	—	59,626
Deferred taxes	951,011	254,545
Loss on sale of assets	17,823	8,361
Change in inventory reserves	(23,402)	30,537
(Increase) decrease in assets
Trade accounts receivable	196,345	940,457
Refundable income taxes	150,000	(32,500)
Inventories	(52,559)	(260,620)
Prepaid expenses and other assets	(50,880)	(189,653)
Increase (decrease) in liabilities
Trade accounts payable	427,427	175,339
Accrued expenses	(109,203)	(140,484)
Customer deposits	222,096	(25,583)

Net cash provided (used) by operating activities	(234,956)	1,584,104

Cash flows from investing activities
Proceeds from sale of assets	25,000	12,750
Capital expenditures	(36,117)	(65,495)

Net cash used by investing activities	(11,117)	(52,745)

Cash flows from financing activities
Factor line of credit	—	(1,038,809)

Net cash used by financing activities	—	(1,038,809)

Net increase (decrease) in cash	(246,073)	492,550
Cash at beginning of the period	480,148	254,705

Cash at the end of the period	$234,075	$747,255

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$111,483
Cash paid for income taxes	$—	$150,000

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

Basis of Presentation

The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010 (the “2009 Annual Report”).

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

Long-lived assets

The Company reviews the carrying value of long-lived assets for impairment whenever certain triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. Based upon management’s assessment, an impairment charge related to the AVS trade name, AVS marketing list, and EDW patents of $602,497 was recorded during the nine months ended September 30, 2010 and is included in operating expenses in the accompanying consolidated statement of operations.

Product liability and warranty claims

The Company’s condensed consolidated financial statements include accruals for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued at the time revenue is recognized. At September 30, 2010 and December 31, 2009, accrued product warranties totaled $19,648 and $50,271, respectively and are reported as warranty provision in the accompanying condensed consolidated balance sheets.

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

Advertising

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the nine months ended September 30, 2010 and 2009, advertising costs were $92,475 and $81,847, respectively. All advertising costs are included in operating expenses in the accompanying condensed consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $216,089 and $239,861 for the nine months ended September 30, 2010 and 2009, respectively.

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

2.	INVENTORIES

Inventories consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw Materials	$644,159	$607,864
Work-in-process	147,857	39,572
Finished goods	789,722	858,341

	$1,581,738	$1,505,777

All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventories are reviewed regularly for slow moving and potentially obsolete items using actual inventory turnover and are written down to estimated net realizable value. Reserves for slow moving and obsolete inventory totaled $85,124 and $108,526 as of September 30, 2010 and December 31, 2009, respectively.

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at September 30, 2010 and December 31, 2009:

	Useful Life	September 30, 2010	December 31, 2009
Office furniture & equipment	5 to 7 years	$95,850	$93,172
Leasehold improvements	7 years	21,386	21,386
Vehicles	5 years	60,319	109,724
Machinery & equipment	5 to 7 years	291,420	291,420

		468,975	515,702
Less accumulated depreciation		360,881	364,731

		$108,094	$150,971

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $36,171 and $47,812, respectively.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2010 and December 31, 2009:

	Estimated Life	September 30, 2010	December 31, 2009
Trade name	25 years	$1,400,000	$1,400,000
Drawings/designs	10 years	411,000	411,000
EDW Patents	15 years	315,830	335,505
AVS Marketing List	12 years	212,995	470,000
AVS Engineered Drawings	15 years	230,000	230,000
AVS Trade Name	15 years	105,410	168,772

		2,675,235	3,015,277
Less accumulated amortization		1,128,436	690,468

	Total intangibles, net	$1,546,799	$2,324,809

Amortization expense for the nine months ended September 30, 2010 and 2009 was $175,513 and $123,200, respectively. Impairment expense recognized for the nine months ended September 30, 2010 totaled $602,497.

Estimated future amortization expense is as follows at September 30, 2010:

Year	Amount
Remainder of 2010	$36,221
2011	128,609
2012	128,609
2013	128,609
2014	104,635
Future Years	1,020,116

$1,546,799

During the 4th Quarter of 2008, the Board of Directors approved the sale of the Company’s EDW patents to a third party. As a result, the Company reclassified these patents in its financial statements as assets held for sale. The patents had been reported at the lower of the carrying value or fair value less cost to sell and the Company ceased amortizing these assets. However, the Company has been unable to sell these patents to date and they no longer met the requirements to be classified as held for sale. As a result, during the 2nd Quarter of 2010, the Company reclassified these patents as assets held and used and has included them in Intangibles – net, in the accompanying financial statements. Accordingly, the Company recognized amortization expense for these patents in the 2nd Quarter of 2010 for the amount that would have been recognized while they were classified as held for sale. Amortization expense related to these patents totaled $53,375 for the nine months ended September 30, 2010. Because management has been unable to sell or use the patents, the Company has recorded an impairment provision of $282,130 reducing their carrying value to zero in the 3rd Quarter of 2010.

5.	INCOME TAXES

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax assets is dependent on the Company generating sufficient taxable income in future years. During the quarter ended September 30, 2010, the Company has incurred substantial net operating losses and has net operating loss carryforwards from 2005, 2006, and 2007 of approximately $1,400,000. Due to the uncertainty of their ultimate realization, the Company has recorded a 100% valuation allowance against its net deferred tax assets during the nine months ended September 30, 2010. The valuation allowance adjustment is recorded in income tax expense in the accompanying condensed consolidated statement of operations.

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Gross deferred tax assets	$1,736,387	$1,048,860
Gross deferred tax liabilities	(97,849)	(97,849)

Net deferred tax assets	1,638,538	951,011
Valuation Allowance	(1,638,538)	—

Deferred tax asset, net	$—	$951,011

6.	REDEEMABLE COMMON STOCK

On or after October 31, 2007, the Company acquired certain assets of Advanced Vehicle Systems, LLC, a Florida limited liability company (“AVS”). The Company believes it purchased all of AVS’ designs, drawings, customer lists and name rights. Barbara Wortley believes that as part of the purchase price, the Company provided her with a put option on 1,200,000 shares which would give Mrs. Wortley the right to sell up to 1,200,000 shares back to the Company for $1.25 per share on August 1, 2009. This obligation is recorded as common stock, subject to redemption of 1,200,000 shares, at redemption value in the Company’s Condensed Consolidated Balance Sheets.

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of a purported Asset Purchase Agreement dated September 28,

2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the purported Asset Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for November 29, 2010. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses. On August 10, 2010, the Company received notice from JAMS, a mediation and arbitration firm, of the commencement of an arbitration by Barbara Wortley against the Company. Mrs. Wortley’s claim is based upon a 2004 document modified in 2006, and appears nearly identical to her $1,500,000 claim pending in Wake County Superior Court. The Company expects to vigorously defend this claim.

7.	STOCK INCENTIVE PLAN

On June 16, 2010, at the Annual Meeting of Shareholders, the shareholders of the Company approved the adoption and implementation of a stock option plan. On November 10, 2010 the Board of Directors approved the 2010 Stock Option Plan. The 2010 Plan authorizes the Board of Directors or the Compensation Committee of the Board of Directors to grant stock options to selected eligible directors, officers and other full-time employees of the Company and its subsidiaries. The maximum number of shares of common stock reserved and made available for sale under the Plan is 500,000. The plan will remain in effect until all shares reserved have been purchased pursuant to options granted under the plan or have otherwise expired or been forfeited; provided that options must be granted within ten years from the date adopted by the Board of Directors. The aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. There have been no grants or awards made under the plan.

8.	PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in direct proportion of their salaries to the combined salaries of all participants. Employer matches totaled $0 and $28,272 for the nine months ended September 30, 2010 and 2009, respectively.

9.	RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2010 and 2009, the Company’s purchases from Sirchie Acquisition Company, LLC (“Sirchie”) totaled $140,374 and $4,086,698, respectively. At September 30, 2010 and December 31, 2009, the Company had $29,448 and $7,453, respectively, in accounts payable due to Sirchie.

10.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 6,000 square feet of space for its surveillance vehicle division at approximately $4,750 per month. The lease term is 60 months. Rent expense incurred under this lease for the nine months ended September 30, 2010 and 2009 was $42,750 and $42,750, respectively.

Effective March 2008, the Company moved its headquarters from the Youngsville, North Carolina facility and entered into a lease with Zabarsky Investments Ltd. L.P. The Company currently leases approximately 10,000 square feet of space for its Raleigh, North Carolina headquarters at approximately $7,900 per month. The lease term is 60 months. Rent expense incurred under this lease for the nine months ended September 30, 2010 and 2009 was $71,250 and $71,250, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2010:

Remainder of 2010	$40,104
2011	160,415
2012	153,782
2013	8,632

Total minimum payments required	$362,933

Litigation

The Company was a defendant in a lawsuit, filed by the licensor of a certain trademark for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 during the first quarter of 2010. The initial payment was $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months during 2010. At September 30, 2010, the Company’s remaining liability under this agreement was $30,000.

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of a purported Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the purported Asset Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for November 29, 2010. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses. On August 10, 2010, the Company received notice from JAMS of the commencement of an arbitration by Barbara Wortley against the Company. Mrs. Wortley’s claim is based upon a 2004 document modified in 2006, and appears nearly identical to her $1,500,000 claim pending in Wake County Superior Court. The Company expects to vigorously defend this claim.

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

11.	CONCENTRATION OF RISK

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

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

During the nine months ended September 30, 2010, management determined that certain intangible assets were impaired based on Level 3 inputs because their carrying value of $768,624 exceeded future net undiscounted cash flows expected to be generated from the utilization of these assets. As a result, a fair value adjustment in the amount of $602,497 was recorded as a loss on impairment resulting in a net book value for the impaired assets of $166,127 at September 30, 2010.

13.	CONTINUING OPERATIONS

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2010, the Company incurred a net loss of $2,777,795 and had used $234,956 of cash flow for operations and does not have sufficient financial resources to meet the put option that Mrs. Wortley alleges became due on August 1, 2009. The ability of the Company to continue as a going concern is dependent upon resolution of the Company’s litigation matters and on its ability to successfully carry out its business plan under its new management. In addition, the Company has limited financial resources and a working capital deficit of $185,798. Therefore, the Company may not have sufficient resources to continue operating.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to accomplish these business objectives.

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of a purported Asset Purchase Agreement dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the purported Asset Purchase Agreement for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase Agreement dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for November 29, 2010. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. However, if the Company is unsuccessful in its attempts in its defenses or is unable to renegotiate the terms of this put option, management may be required to liquidate available assets, restructure the Company or in the extreme event, cease operations. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

Revenues

Revenues for the three months ended September 30, 2010, were $1,350,015 as compared to $1,920,551 for the three months ended September 30, 2009, which represents a decrease of $570,536. The decrease in revenue as compared to the same period last year resulted from a decrease of approximately $505,000 in orders entered during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. During the three months ended September 30, 2009, the Company recognized revenues of approximately $200,000 from a nonrecurring order under its GSA contract, approximately $53,000 from attending an event that it did not attend in 2010, and approximately $161,000 from its vehicle division.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $380,140 as compared to $631,718 for the three months ended September 30, 2009, a decrease of $251,578. As a percentage of net sales, our gross margin was 28.2% for the quarter as compared to 32.9% in the same period last year. Gross margin percentage decreased as compared to the same period last year mainly due to the Company’s relatively fixed nature of its labor and overhead costs in conjunction with its reduced sales volumes in the 3rd quarter of 2010. However, management has taken steps to reduce these costs by laying off certain personnel and reducing other costs. Furthermore, the Company increased its reserve for finished goods inventory by approximately $10,400 during the three months ended September 30, 2010. Late in the first quarter of the year, the Company updated its product pricing resulting in an increase in gross profit from 25.7% as reported in the first quarter of 2010.

Operating Expenses

Operating Expenses incurred for the three months ended September 30, 2010 were $1,399,878 as compared to $787,742 for the three months ended September 30, 2009, an increase of $612,136. As a percentage of net sales, operating expenses were 103.7% for the quarter as compared to 41.0% in the same period last year. Operating expenses were negatively impacted during the 3rd quarter due to the impairment charge of $282,130 on the EDW patents to zero, the impairment charge of $63,362 on the AVS trade name, and the impairment charge of $257,005 on the AVS marketing list. The impairment charges were recorded based on the triggering events and changes in circumstances indicating that the carrying amounts of these assets may not be recoverable. The recoverability of these assets was measured by a comparison of the carrying amount to the future net cash flows expected to be generated by the assets and the impairment recognized was the excess of the carrying amount over the fair value of the assets as of September 30, 2010. Also negatively impacting operating expenses during the 3rd quarter was the recognition of approximately $23,000 in nonrecurring industrial funding fees payable to the General Service Administration for the Company’s GSA contract.

Income and Earnings (loss) Per Share

The Company’s net loss for the three months ended September 30, 2010 was ($2,272,769) compared to a net loss of ($98,973) for the three months ended September 30, 2009, for a change of ($2,173,796). Net income (loss) per weighted average share was ($0.09) for the three months ended September 30, 2010, as compared to ($0.00) for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

Revenues

Revenues for the nine months ended September 30, 2010, were $4,309,294 as compared to $10,458,950 for the nine months ended September 30, 2009, which represents a decrease of $6,149,656. The decrease in revenue as compared to the same period last year resulted from the Company shipping the $5.7 million nonrecurring order from the U.S. Census Bureau during the first nine months of 2009. Additionally, during the first nine months of 2009, the Company completed significant orders for its AVS division representing approximately $581,000 in revenue. During the nine months ended September 30, 2010, the Company’s AVS division completed upgrades and retrofits totaling approximately $150,000. Excluding the nonrecurring U.S. Census Bureau order, sales orders entered for the nine months ended September 30, 2010 were approximately $360,000 more than the same period in 2009.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $1,180,441 as compared to $3,315,808 for the nine months ended September 30, 2009, a decrease of $2,135,367. As a percentage of net sales, our gross margin was 27.4% for the nine months as compared to 31.7% in the same period last year. Gross margin percentage decreased as compared to the same period last year mainly due to the Company’s relatively fixed nature of its labor and overhead costs in conjunction with its reduced sales volumes in the first nine months of 2010. However, management has taken steps to decrease these costs by reducing Company personnel and other costs. Furthermore, the Company has increased its reserve for finished goods inventory throughout the first nine months of the year by approximately $23,000, net of approximately $46,000 in obsolete inventory being sold.

Operating Expenses

Operating Expenses incurred for the nine months ended September 30, 2010 were $2,997,808 as compared to $2,209,584 for the nine months ended September 30, 2009, an increase of $788,224. As a percentage of net sales, operating expenses were 69.6% for the nine months as compared to 21.1% in the same period last year. Operating expenses were negatively impacted during the first nine months due to impairment charges totaling $602,497 on intangible assets along with significant increases in professional fees, travel expenses, and director fees as compared to the same period last year.

Professional fees increased by approximately $211,000 as compared to the same period last year. The majority of the increase related to legal fees associated with the Wortley and Feldman & Perry lawsuits. Management expects that most of these legal fees are nonrecurring. Travel related expenses increased by approximately $12,000 during the nine months ended September 30, 2010 as compared to the same period last year. These expenses have increased as sales personnel have been encouraged to expand their territories and attend an increased number of tradeshows and conventions. Director fees have increased by approximately $44,000 during the nine months ended September 30, 2010 as compared to the same period last year.

Income and Earnings (loss) Per Share

The Company’s net loss for the nine months ended September 30, 2010 was ($2,777,795) compared to net income of $593,067 for the nine months ended September 30, 2009, for a change of $3,370,862. Net income (loss) per weighted average share was ($0.11) for the nine months ended September 30, 2010, as compared to $0.02 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, the Company had a negative cash flow from operating activities of $234,956 compared to a positive cash flow from operating activities of $1,584,104 for the same period in 2009. This represents a decrease of $1,819,060 in cash flow from operations, of which, $2,777,795 is attributable to the net loss offset by the noncash impairment charge of $602,497 and valuation allowance of $951,011 recorded during the nine months ended September 30, 2010. At September 30 2010, the Company had negative working capital of ($185,798) as compared with positive working capital of $1,066,467 at December 31, 2009, a decrease of $1,252,265. The decrease in working capital primarily relates to the loss incurred during the nine months ended September 30, 2010, net of noncash impairment and income tax valuation allowance. Other negative factors impacting the change in cash flow include increases in inventory balances, prepaid expenses and other assets, and a decrease in accrued expenses. Positive factors impacting the change in cash flow include decreases in accounts receivable and refundable income taxes and increases in accounts payable and customer deposits.

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

Research and Development

In the nine months ended September 30, 2010, the Company incurred expenses of $216,089 on research and development as compared to $239,861 in the nine months ended September 30, 2009. The decrease in research and development expenses in the first nine months of 2010 relates primarily to the Company incurring significant expenses in developing digital audio technology in 2009. The Company has continued to incur research and development expenses in 2010 in order to expand its offerings and implement new technology into some of its other products.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its Note 1 to the condensed consolidated financial statements included in this Form 10-Q. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010 (the “2009 Annual Report”) for additional significant accounting policies.

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

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A(T) of the Company’s December 31, 2009 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 during the first quarter of 2010. The initial payment was $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months during 2010. At September 30, 2010, the Company’s remaining liability under this agreement was $30,000.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION

Dated: November 12, 2010	By:	/s/ Paul Briggs
Paul Briggs President and Chief Executive Officer

Dated: November 12, 2010	By:	/s/ Paul Briggs
Paul Briggs Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.