Form 10-K
period 2010-12-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2011-03-31
CIK 1165921

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File No. 000-49907

Law Enforcement Associates Corporation

(Name of Small Business Issuer in Its Charter)

Nevada	56-2267438
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

2609 Discovery Dr., Suite 125, Raleigh, North Carolina 27616

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $1,356,256 based on the closing sales price as reported on the OTCBB.

There were 25,782,436 shares of common stock, $.001 par value, outstanding as of March 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2010. (Part II)

LAW ENFORCEMENT ASSOCIATES CORPORATION

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 states that disclosure of forward looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward looking statements by corporate management. This Report contains certain forward-looking statements that involve risk and uncertainty, including the plans and objectives of management for the business, operations, and economic performance of Law Enforcement Associates Corporation (the “Company”). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Business – Cautionary Information Regarding Forward-Looking Statements” below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

PART I

Item 1.	Business

General

Law Enforcement Associates Corporation (LEA) is a U.S. security and surveillance technology company that manufactures and markets a diverse product line to the worldwide law enforcement, military, security and corrections markets. For nearly 40 years, the Company’s Audio Intelligence Devices (AID) division has been serving the law enforcement sector and is one of the most respected names in the surveillance equipment industry. LEA’s products are used by a wide variety of government and non-governmental agencies, as well as public and private companies. These include military bases, nuclear facilities, embassies, government installations, oil refineries, United Nations and NATO locations. LEA’s products have been used at high-profile events such as the Summer & Winter Olympics, Super Bowl, U.S. Open Golf Championship, and the Democratic and Republican National Conventions.

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

Industry Overview/Market Opportunity

Law enforcement agencies have recognized the need for products and services such as ours to assist them in surveillance operations in order to protect their communities from the risks associated with illegal drug activities, threats of violence, vice operations, terrorism, graffiti related crimes, perimeter security, fraud, criminal operations, white collar crime, search and rescue, and any illegal enterprise. Our surveillance equipment is primarily marketed and sold to law enforcement agencies for undercover police work. Many of our newly manufactured products fall into different market areas as well; Corrections, U.S. Military, Homeland Security, First Responders, and Border Patrol are a few examples.

We continue to develop new products to meet the world’s ever changing security needs. During 2010, the Company introduced its LIVELINK technology in a number of applications. This proprietary technology is designed to transmit high quality, low latency video in real-time over low bandwidth communication links. With the widespread availability of cellular networks, the LIVELINK is ideal for covert surveillance operations. Unlike Wi-Fi networks, which are easy to identify and block, cellular networks are ubiquitous data networks that are ever present. Late in 2010, the Company also introduced its Scorpion Bluetooth, which offers covert audio and video recording in a working bluetooth device. The inconspicuous device gathers high quality audio and video and is easily worn by law enforcement officers. LEA has also recently begun selling its Birddog tracking devices. These GPS devices offer web-based tracking and are priced much lower than traditional tracking devices we also carry. The Under Vehicle Inspection System (UVIS) has continued to be a strong seller for the Company, both in Legacy and Rapid Deployment forms. In late 2010, we began to successfully market these devices to commercial enterprises along with our traditional customer base and will continue to pursue this customer channel. The Company has also made a significant investment in digital audio which was scheduled to be available in 2010. However, the Company has encountered delays due to the sound quality of prototypes, but intends to have these devices ready for market in 2011. We expect significant demand to come from existing customers seeking to upgrade their current surveillance tools, as well as various new customers and federal law enforcement agencies.

The Company is constantly seeking new market opportunities, new product development, and possible upgrade of current LEA technology to meet the developing needs of the market place.

Growth Strategy

Management’s growth strategy is to enhance organic growth through a variety of business development initiatives including expanding product offerings, enhancing our distribution network, obtaining contracts from U.S. Government agencies and expanding our customer network. Additionally, the Company has begun using third party dealers to carry certain products.

The Company continues to invest in the development of new products that complement our existing product lines. Such products include our new LIVELINK, Birddog, and new digital audio products that will be introduced in 2011. The Scorpion line was expanded in late 2010 with the addition of the Bluetooth. We will also continue to sell other manufacturers’ security related products that are complementary to our existing product offering. The Company has been a GSA contract holder since 1998. During late 2010, the Company updated its GSA Schedule by adding essentially every product it offers to the schedule as well as updating pricing on all of the products previously carried on the schedule.

Our sales force currently consists of eleven company employees who are each responsible for a geographical area of the United States as well as the Federal Government. In addition to our direct sales staff, we have aggressively approached experienced distributors within the industry in order to increase sales volume and will continue to do so. During late 2010, the Company initiated the development of a new and vastly improved web based storefront which will go live in early 2011 in order to better facilitate online sales. The sales force intends to capitalize on the Company’s historical exposure to law enforcement agencies. Our relationships with law enforcement agencies are a key element when introducing new products to market.

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

Expand Distribution Network and Product Offerings

In 2011 and beyond, we expect to enhance our distribution network by expanding our range of branded law enforcement equipment by investing in the development of new products, and those which complement our existing ones. We manufacture and distribute a complete line of audio intelligence gathering equipment including radio frequency (RF) disguised transmitters, receivers and repeaters for use by law enforcement agencies. In addition, we manufacture an array of video surveillance products ranging from disguised miniature cameras to video transmission and recording systems.

The surveillance vehicle division had shown respectable growth since the acquisition of certain assets of AVS vehicle division in late 2007 through the end of 2009. However, the vehicle division’s activities decreased substantially in 2010. Management believes the decrease in this division’s revenues resulted from salesperson turnover along with fewer opportunities being available due to city and county governments reducing large expenditures on items such as surveillance vehicles. The company’s vehicle division continues to offer both existing vehicle refurbishment upgrades to the latest digital technology as well as building complete new surveillance vehicles from the ground up. We believe the vehicle division builds very high quality surveillance packages at a competitive price giving our LEA/AID brand a loyal following in the industry. The surveillance vehicle division also offers mobile specialty surveillance platforms. These are professionally engineered as completely integrated systems, made possible by our 20+ years experience as a provider of mobile surveillance platforms.

We partner with several quality manufacturers in the industry to provide our customers with a complete line of products. LEA is the largest U.S. distributor of the All-in-One GPS (Global Positioning System) vehicle tracking system from Coleman Technology. In 2010, we began partnering with another GPS manufacturer to begin providing a lower cost alternative to the Coleman units sold under our Birddog name. We market, sell and host on-site training seminars upon purchase. LEA is also a distributor for items such as Samsung and GVI security products, FLIR thermal imaging systems for law enforcement, Morovision night vision equipment, Pelican light and storage products, Sirchie evidence gathering products, as well as a number of other quality items produced by various law enforcement equipment manufacturers.

Unitel audio receivers are a comprehensive line of wireless audio surveillance receivers designed to maximize operational effectiveness in the VHF RF band. Unitel receivers are portable, self-contained receiver systems, containing an FM synthesized receiver, self contained power supply and voice recorder. This line of FM synthesized receivers are designed and manufactured to exacting standards resulting in superior performance when compared to commercial grade receivers. With the introduction of our new Unitel 4225 in 2011, our Unitel line of receivers will employ both analog and digital technologies.

Our PST and PDT products represent a complete line of wireless synthesized audio transmitters. These transmitters are available in a variety of covert disguises, tailored specifically for use by law enforcement professionals. These transmitters are designed for use with our Unitel receivers and our audio repeaters. With the introduction of our new PDT line of transmitters in 2011, our transmitters will employ both analog and digital technologies.

Our PSR and PDR products are a complete line of wireless synthesized audio repeaters. When used with the PST/PDT transmitter line and the Unitel receiver line, these audio repeaters increase the effective operating range. Once the digital technology is introduced, our repeaters will employ both analog and digital technologies.

Our digital voice recorders are used either as a complement to our wireless audio or video transmission systems or as a standalone intelligence gathering device. Our digital voice recorders are offered in a variety of covert disguise packages, specifically designed for law enforcement professionals.

The Company’s AidVision brand offers a wide variety of wireless and wired video surveillance and monitoring systems. These video systems include cameras, wireless transmitters and receivers. These systems can be portable or fixed, overt or covert, and attended or unattended. Our LIVELINK and LIVELINK Lite products provide the ability to rapidly deploy and stream live video, even from the most remote locations. The Scorpion line offers uniquely small overt or covert, self-contained video recording devices contained in thumb-size packaging or within a functional bluetooth headset.

Our All-In-One GPS vehicle tracking systems provide the ability to conduct vehicle tracking and monitoring. The system provides ability to conduct “live” tracking or “historical” tracking. Our web-based Birddog GPS tracking systems can also conduct similar vehicle tracking and monitoring and are lower cost alternatives to the All-In-One units.

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

We offer FLIR Thermal Imaging, Night Vision equipment, Pelican cases and lights, Peerless handcuff and chains, Tactical Defensive Shields, Roadside Safety Supply equipment, Samsung CCTV cameras in addition to our audio, video, tracking and UVIS products, which we believe are ideally suited for the corrections and professional security markets and law enforcement.

Customers

The primary end users of our products are federal, state and local law enforcement agencies, state correctional facilities, U.S. and allied military forces, and select private security personnel.

We reach our customers through a distribution strategy that utilizes direct sales representatives that are employed by the Company, and are responsible for sales within certain geographic areas within the United States. Most in the sales force reside within their geographic sales territory, providing quicker response time to customer requests, demonstrations, and training sessions.

Additionally, the Company uses direct mailings, catalogs, trade conferences, and frequent regional training seminars which are product specific. Our training seminars are taught by our Director of Training, a former training manager for the North Carolina Department of Justice at the Justice Academy. Representatives are required to have a certain number of these training sessions per quarter. LEA offers one day as well as in-depth three and five day training seminars to law enforcement personnel which cover technical surveillance operations and tactical agent survival techniques.

Marketing

We market and distribute our products directly to the U.S. Military, federal, state and local law enforcement agencies, and select private security, prison and corrections personnel. Our website at www.leacorp.com provides customers direct access to our product offerings, as well as links to grant opportunities. In the 4th Quarter of 2010, LEA initiated the development of a more sophisticated website utilizing a shopping cart function and search engine optimization; the upgraded website will go live in 2011. LEA anticipates increased customer traffic leading to an increase in internet sales. Additionally we offer a secure area of the website that is password protected, only for access by law enforcement personnel. Product flyers and technical specifications, as well as user manuals are made available to our customers on the web page.

LEA has traditionally and continues to have great success through the distribution of our product catalog. Targeted mailings, which include product specific mailings, occur frequently throughout the year and we believe result in a great deal of opportunities for our sales team. LEA utilizes postal mailings of printed material as well as electronic mailings to customers. During 2010, LEA began distributing electronic versions of its catalog on CD as well. The Company has made various changes and updates to the catalog for 2011.

Industry trade conferences and shows are attended by our sales representatives regularly throughout the year. Most representatives are present for at least one event per month. The Company increased its focus on trade shows in the latter portion of 2010 which has continued into 2011. These shows allow us to market our products through face to face catalog handouts, product demonstrations, and specific training classes by LEA personnel as part of the tradeshow curriculum. Management anticipates the increased show attendance will result in sales increases as management believes that the events are tremendous avenues for sales representatives to make new contacts and display our products to a wide audience.

LEA strives to have a strong presence in trade publications within the industry, and regularly purchases advertising space in such publications. We also participate in internet or web-based advertising through ad space purchases on industry-related web pages.

Management believes that these marketing strategies allow us to more effectively meet customer needs by providing products which can be tailored to each customer’s individual requirements at an economical price.

Product Manufacturing and Raw Materials

Our manufacturing strategy is to utilize the highest quality and most cost effective resources available in every aspect of our processes. Consistent with this strategy, we successfully utilize outside contract arrangements for different segments of our manufacturing process, combined with our internal manufacturing and test capabilities. These processes and arrangements, some with offshore concerns, have been managed and updated to meet our present requirements, and continue to be instrumental in controlling our product costs, allowing us to better manage our competitive position and gross margins.

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

We rely on a limited number of both domestic and foreign suppliers (component and contract manufacturers), with the vast majority and primary emphasis on domestic suppliers. Although we do utilize a limited number of suppliers, we manage the risk of potential operations delay resulting from the inability of a supplier to perform, by securing secondary sources and redesigning products. We strive to maintain a strong and mutually rewarding relationship with our suppliers. We anticipate that the current relationships will continue to be available to us.

Final assembly and testing of all LEA Original Equipment Manufactured (OEM) products is completed at our facility located in Raleigh, NC. We currently employ approximately twelve employees in the manufacturing/operations sector.

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

Competition

To our knowledge, Law Enforcement Associates is the only U.S. owned manufacturer of covert audio and video electronic surveillance equipment specifically for law enforcement. Furthermore, to our knowledge, LEA is the only U.S. owned manufacturer of disguised audio transmitters in the market. LEA’s primary competition in this market comes from two foreign-owned companies. We believe we compete by providing superior design, engineering and production expertise, and by making superior customer service a top priority through our network of outside and inside sales representatives. LEA’s in-house customer service department reacts quickly to the needs and requirements of our customers, which we believe provides us a competitive advantage over the foreign-owned competition, which generally cannot react as quickly, as many products require parts or service outside the U.S.

We expect that our 2010 marketing efforts behind the Digital RF Audio transmission line of products will allow LEA to open doors to higher profile agencies and drug task forces, as well as federal agencies. The Company has encountered delays due to the sound quality of prototypes, but intends to have these devices ready for market in 2011. Management anticipates significant demand to come from existing customers seeking to upgrade their current surveillance tools, as well as various new customers and federal law enforcement agencies.

The LIVELINK uses proprietary technology and none of LEA’s competitors currently offer a similar device enabling law enforcement to utilize cellular networks in transmitting high quality, low latency video in real-time. The LIVELINK has been well received by our customer base since its introduction and management anticipates it will be a strong seller in 2011. LEA’s Under Vehicle Inspection System (UVIS) continues to be prominent in the market and LEA has software and hardware upgrade programs in place for current UVIS customers. While we compete with many companies who offer some version of this system. We believe that our UVIS’s improved capabilities, which allow for future upgrade through software and open architecture, differentiates our product and is a competitive advantage.

LEA continues to invest in research and development. We utilize our in-house R&D team as well as contract R&D firms, and put emphasis on input from the law enforcement customers in the field when researching product development. The principle competitive factors for all of our products are quality of engineering and design, reputation in the industry, production capability and capacity, competitive price and the ability to meet delivery schedules.

Patents and Trademarks

We presently have several United States patents either in force or pending. We hold numerous trademarks related to the names Law Enforcement Associates, LEA, Audio Intelligence Devices, AID and certain product names. We also rely on trade secret laws, employee and third party non-disclosure agreements to protect our intellectual property rights.

We aggressively police and pursue potential patent and/or trademark infringements.

Governmental Regulation

We are subject to U.S. Department of Commerce and U.S. State Department licensing requirements with respect to the sale of certain products in foreign countries. However, the LIVELINK and UVIS as well as other products we sell are generally not restricted by the U.S. Department of Commerce and may be freely exported to non-embargoed countries. We have sold the LIVELINK and UVIS to countries outside of the United States and anticipate such sales will continue.

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

We are also regulated by the U.S. Department of Commerce and the U.S. Department of Justice under the Omnibus Crime Control and Safe Streets Act of 1968, as amended (the “Omnibus Act”), due to the sale of listening and surveillance devices. The Omnibus Act prohibits the manufacture, possession, sale and advertisement of devices that would be useful for the purpose of the surreptitious interception of wire, oral or electronic communications. However, the Omnibus Act also provides that it is not illegal for a party to manufacture, sell or advertise a surreptitious listening device if that party is under contract to manufacture and sell such device with the United States, a state or a political subdivision thereof, which is authorized to use such device.

While we endeavor to comply with and properly interpret all applicable federal, state, and local laws, regulations and licensing requirements to which we are subject, our governmental regulators, or those entities charged with enforcing or interpreting such laws, regulations, and licensing requirements, may make interpretations or rulings, or enforce such laws, regulations, and licensing requirements, in a manner which we could or did not anticipate, which could impact our results of operations or financial condition.

Environmental Matters

We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. We do not expect material capital expenditures for environmental controls during 2011. However, environmental requirements are complex, change frequently, and could become more stringent in the future. These requirements may change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

Employees

As of March 1, 2011 we had a total of twenty-seven employees, of which eleven were employed within sales, two in marketing, twelve were employed in the manufacturing area, and two were administrative personnel. None of our employees are represented by a labor union. We believe that our relations with employees are good.

Item 1A.	Risk Factors

Item not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters and manufacturing operations, located in Raleigh, North Carolina, are leased from an unaffiliated third party. The Company occupies approximately 16,000 square feet of leased space under two separate leases that expire in December 2012 and March 2013, respectively. This space is fully utilized and management considers this space to be sufficient for our foreseeable needs over the next 12 months.

Item 3.	Legal Proceedings

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of a purported Asset Purchase document dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the purported Asset Purchase document for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase document dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for June 6, 2011. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. On August 10, 2010, the Company received notice from JAMS of the commencement of an arbitration by Barbara Wortley against the Company. Mrs. Wortley’s claim is based upon a 2004 document modified in 2006, and appears nearly identical to her $1,500,000 claim pending in Wake County Superior Court. The Company successfully obtained a court order enjoining Mrs. Wortley from pursuing this arbitration claim until after the outcome of the Wake County Superior Court action. The Company expects to vigorously defend this claim.

On December 20, 2010, a complaint was filed on behalf of Barbara Wortley against Raymond James & Associates, Inc. and against four Directors of the Company: Anthony Rand, Joseph A. Jordan, James J. Lindsay, and W. Lyndo Tippett. The suit alleges that Raymond James and the four Company Directors conspired to breach the purported 2007 Asset Purchase document among Advanced Vehicle Systems, LLC, Ms. Wortley, and the Company; and that the four Directors aided and abetted Raymond James in breaching its fiduciary duties to Ms. Wortley as her stockbroker. In the complaint, Ms. Wortley seeks damages in the amount of $1.5 million, plus pre-judgment interest, court costs, and reasonable attorney’s fees. The Company is not named in the December 20, 2010 lawsuit. The Directors deny the validity of Ms. Wortley’s claims for several reasons, including that the Florida court does not have jurisdiction over them and that they were never properly served. In addition, the Directors deny the factual allegations of the complaint. In particular, the Company has vigorously defended, and will continue to vigorously defend, against Ms. Wortley’s September 23, 2009 lawsuit on the ground that the 2007 Asset Purchase document was not a valid contract. The Company believes that these and other defenses would, if found valid, preclude a monetary award to Ms. Wortley in connection with her December 20, 2010 lawsuit.

On or about January 8, 2010, Paul H. Feldman and Martin L. Perry filed separate actions in the United States District Court for the Eastern District of North Carolina against the Company, Anthony Rand, James J. Lindsay, Joseph A. Jordan and John H. Carrington (the “Lawsuits”). Mr. Feldman formerly served as President, CEO, CFO and Treasurer of the Company until August 27, 2009, at which time he was removed by the Company’s Board of Directors. Mr. Perry previously served as the Company’s Director of Sales until his departure from the Company on September 23, 2009. Mr. Feldman and Mr. Perry also previously served as directors until the end of their terms on December 3, 2009. The departures of Mr. Feldman and Mr. Perry from the Company were previously disclosed in the Company’s Form 8-K’s filed with the Commission on August 31, 2009 and September 28, 2009, respectively. Messrs. Rand, Lindsay, and Jordan are currently serving as Directors of the Company and served in such capacity at the time of the actions complained of in the Lawsuits. Mr. Carrington was a shareholder of the Company and served as a director of the Company until April 18, 2005.

In the Lawsuits, Mr. Feldman and Mr. Perry allege violations by the defendants of the federal Americans with Disabilities Act (“ADA”), and civil conspiracy and wrongful termination in violation of public policy under North Carolina common law. Mr. Perry’s Lawsuit also alleges violation of the North Carolina Wage and Hour Act and breach of contract under North Carolina common law. Both seek: (i) reinstatement, or full front pay, stock options and benefits; (ii) economic damages for lost compensation and damages to their careers, reputation and earning capacities; (iii) compensatory damages, punitive damages, costs and attorney’s fees; and (iv) other relief. Both Feldman and Perry allege that they were wrongfully terminated by the Company. The factual allegations are substantially similar to those contained in complaint letters filed with the U.S. Department of Labor by Mr. Feldman on or about November 17, 2009 and by Mr. Perry on or about December 11, 2009 (which complaint letters were previously reported by the Company in Current Reports on Form 8-K filed with the Commission on December 1, 2009 and December 15, 2009, respectively). These two lawsuits were consolidated into one action, Paul Briggs was added as an additional party and the Sarbanes Oxley (“SOX”) claims made in the November 17, 2009 and December 1, 2009 letters to the U.S. Department of Labor were added to the case in 2010.

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

On June 21, 2010, the Company filed a motion to dismiss all of Mr. Feldman’s claims and all of Mr. Perry’s claims other than his wage and hour claim. A motion to dismiss merely tests the sufficiency of the Plaintiffs’ complaint. In order to survive a motion to dismiss, the complaint must simply contain sufficient factual matter, accepted as true at this stage, to state a claim for relief that is plausible on its face.

On March 10, 2011, the Court issued a lengthy ruling in response to the motion to dismiss. The Court dismissed the civil conspiracy and wrongful termination claims. The Court also narrowed the scope of the SOX claims to protected actions allegedly taken by Mr. Feldman prior to August 27, 2009 and by Mr. Perry prior to September 23, 2009 (i.e., pre-separation actions). Further, the Court found that sufficient allegations exist, if ultimately proven true, to state violations of the ADA and a breach of contract.

The Company intends to vigorously defend against the Lawsuit. After engaging in discovery in coming months, the Company anticipates filing a motion for summary judgment, seeking dismissal of the remaining claims. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses.

The Company has recorded the $1,500,000 Demand Option under the purported Asset Purchase document with Ms. Wortley in its accompanying consolidated financial statements. No amounts have been recorded for the interest and attorney fees sought by Ms. Wortley and future legal expense the Company may incur in defending this matter. The Company and its legal counsel believe there are valid defenses against this claim and intend to vigorously defend this lawsuit and its other litigation matters. The ultimate outcome of these claims cannot presently be determined. Accordingly, additional adjustments, if any, that might result from the resolution of these matters have not been reflected in the financial statements.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON EQUITY

Our common stock is currently traded on the OTC Bulletin Board (“OTCBB”), under the symbol “LAWE.OB”

	High $	Low $
2009

First Quarter	0.40	0.10
Second Quarter	0.50	0.17
Third Quarter	0.47	0.25
Fourth Quarter	0.32	0.08

2010

First Quarter	0.25	0.11
Second Quarter	0.25	0.11
Third Quarter	0.19	0.10
Fourth Quarter	0.20	0.11

The per share closing sales price of the common stock as reported by the OTCBB on March 29, 2011, (the date of the last reported sale) was $0.08.

The Company has never declared or paid any cash dividends on shares of its common stock.

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Item 6.	Selected Consolidated Financial Data

Item not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Law Enforcement Associates Corporation Inc. (LEA) is a leading U.S. – based provider of advanced covert surveillance devices, GPS and tracking technology, under-vehicle inspection tools, storage, lighting, restraints, forensic equipment, and training to law enforcement, military, security and corrections personnel worldwide. Based in Raleigh, NC, LEA is the only U.S. manufacturer of covert surveillance audio and video devices in disguised housings. We manufacture and distribute advanced surveillance devices and provide logistical and training services to a wide variety of government and non-governmental agencies, as well as public and private companies committed to enforcing and enhancing security. In 2004, LEA acquired AID (Audio Intelligence Devices), one of the most respected names in the surveillance equipment industry. Many of our products feature the proven AID technology law enforcement departments, defense contractors and military agencies have come to rely on over the past 40 years.

Law Enforcement Associates Corporation’s 2010 net sales decreased by 53.3% largely due to the $5.9 million nonrecurring order from the U.S. Census Bureau recognized during 2009. We experienced significant turnover during 2010 along with weak economic conditions within state and local governments which are the Company’s primary customers.

Earnings declines would have been less significant but for a decline in gross margins. Our gross margin decrease is primarily due to the Company’s relatively fixed nature of its labor and overhead costs in conjunction with its reduced sales volumes in 2010. Management implemented tight controls on discretionary spending during the year. Inventories declined approximately 16% from 2009. Management was pleased with its ability to manage inventories in the face of sales declines. Other items significantly influencing the net loss for the year were the impairment charges recorded on long-lived assets and the 100% valuation of deferred tax assets. Reported income (loss) is an accurate basis for comparison to prior years. Changes to our business and accounting practices did not materially affect year-to-year comparisons in 2010 or 2009.

Cash and cash equivalents at December 31, 2010 were $79,128 compared to $480,148 at December 31, 2009. The reason for this decrease is a $396,403 negative cash flow from operations resulting primarily from our net loss of $4,187,419 partially offset by the noncash impairment charge of $1,469,569 and deferred tax asset valuation allowance of $951,011. In addition, negative cash flow from operations includes a reduction in accounts receivable of approximately $557,000, an increase in accounts payable and accrued expenses of approximately $91,000, a decrease in inventory of approximately $92,000, an increase in customer deposits of approximately $53,000, and receipt of a $150,000 income tax refund from the Internal Revenue Service.

We do not currently have the capital resources or borrowing capacity to support significant future losses or large capital expenditures. Accordingly, management’s growth strategy is based upon increasing sales organically through competent sales representatives, a larger distribution network, and the expansion of its product offerings. The implementation of our strategy has been inhibited by several unfavorable conditions. The global economic recession resulted in a significant slowdown in spending at the state and local government level compounded by decreases in federal funding. Because of this difficult operating environment, our current priority is to generate positive cash flow and to strengthen our financial position through cost-cutting initiatives and further reducing our inventories. We also have been working to expand our sales force and geographic presence. We are fully aware of the challenges to our business in the current economy. It will take time to bring about the improvements planned by management. However, we believe that we have made significant progress in building the right management and sales teams to improve our business.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to accounts receivable reserves, valuation of inventories, deferred tax assets, fair value assessment of the Company’s long-lived and intangible assets, contingencies associated with the Company’s legal matters, and our ability to continue as a going concern. We also have other policies that we consider key accounting policies, the most significant of which is our policy for revenue recognition; however, this policy typically does not require us to make estimates or judgments that are difficult or subjective.

Accounts Receivable Reserves – Estimates are used to determine the amount of two reserves against trade accounts receivables. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using our historical return rate and considers any contractual return privileges granted to customers. Second, an allowance for doubtful accounts is established to reduce trade accounts receivable to an amount expected to be collected. The Company reviews customer accounts on a periodic basis and records a reserve for specific amounts that management feels may not be collected. The total reserve and allowance for doubtful accounts was $57,113 and $55,000 at December 31, 2010 and 2009, respectively.

Inventories – Inventories are stated at the lower of cost or market on the first-in, first-out basis. Provisions are made to reduce potentially excess, obsolete or slow-moving inventories to their net realizable value. The Company has recorded reserves for slow moving and obsolete inventory of $254,499 and $108,526 as of December 31, 2010 and 2009, respectively. These reserves involve judgment by management regarding the ultimate marketability and net realizable value of the Company’s inventories. The Company applies the lower-of-cost or market to each item of inventory. In addition, the Company’s inventory valuation includes a reasonable charge for overhead. Management uses judgment in determining which costs are included in its overhead computation and which costs are excluded, such as abnormal costs that are required to be treated as current-period charges and unallocated overhead charges related to fixed production overhead based upon normal capacity resulting in these charges being expensed as incurred.

Deferred Tax Assets – U.S. GAAP guidance requires that all deferred tax assets of the company be assessed to determine if a valuation allowance is required. A valuation allowance is required if it is determined that it is more likely than not, or greater than a 50% probability, that some portion or all of the deferred tax assets will not be realized. The guidance states further that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Based on our significant losses during 2010, and the lack of verifiable positive evidence of sufficient future taxable income to fully use our net operating loss carryforwards and other deferred tax assets, we established valuation allowances against all deferred tax assets of $2.2 million as of December 31, 2010. This assessment will continue to be addressed in all future periods.

Long-lived Assets – The Company reviews the carrying value of long-lived assets for impairment whenever certain triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. Based upon management’s assessment, an impairment charge related to the AVS trade name, AVS marketing list, AID trade name, and EDW patents totaling $1,469,569 was recorded during the year ended December 31, 2010 and is included in operating expenses in the accompanying consolidated statement of operations. Of the total impairment charge, $602,497 and $867,072 was taken in the 3rd Quarter of 2010 and 4th Quarter of 2010, respectively. During 2009, an impairment charge of $21,228 related to the AVS trade name was recorded based upon management’s assessment.

Contingencies – Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. The Company accrues the costs of litigation where our obligation is probable and such costs can be reasonably estimated. In instances where costs cannot be reasonably estimated these cost are expensed as incurred.

The Company has several pending litigation matters that are more fully disclosed in Note 12 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The Company has recorded the $1,500,000 Demand Option under the purported Asset Purchase document with Ms. Wortley in its accompanying consolidated financial statements. No amounts have been recorded for the interest and attorney fees sought by Ms. Wortley and future legal expense the Company may incur in defending this matter. The Company and its legal counsel believe there are valid defenses against this claim and intend to vigorously defend this lawsuit and its other litigation matters. The ultimate outcome of these claims cannot presently be determined. Accordingly, additional adjustments, if any, that might result from the resolution of these matters have not been reflected in the financial statements.

Continuing Operations – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2010, the Company incurred a net loss of $4,187,419 and had used $396,403 of cash flow for operations and does not have sufficient financial resources to meet the put option that Mrs. Wortley alleges became due on August 1, 2009. In addition, the Company has limited financial resources and a working capital deficit of ($664,218) at December 31, 2010. Therefore, the Company may not have sufficient resources to continue operating.

During 2010 the Company restructured its sales and marketing departments and continued to bring new products to market. The Company believes these initiatives will improve operating performance and allow the Company to continue as a going concern, assuming successful outcome of the Company’s litigation matters. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to accomplish its business objectives.

Recent Accounting Pronouncements – See Note 1 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the years ended December 31, 2010 and 2009.

Years ended December 31,	2010	Change	2009	Change	2008
Net sales	$5,575,872	-53.3%	$11,945,501	29.2%	$9,246,170
Cost of sales	4,307,897	-49.7%	8,559,876	38.2%	6,193,180

Gross profit	1,267,975	-62.5%	3,385,625	10.9%	3,052,990
Research and development	254,858	-14.1%	296,667	264.8%	81,327
Loss on impairment of long-lived assets	1,469,569	6822.8%	21,228	-85.8%	150,000
Operating expenses	2,761,733	2.8%	2,686,063	4.2%	2,578,271

Total operating expenses	4,486,160	49.3%	3,003,958	6.9%	2,809,598
Operating income (loss)	(3,218,185)	-943.2%	381,667	56.8%	243,392

Other income (expense)	(18,223)	-87.0%	(140,280)	-18.1%	(171,220)
Income tax expense	(951,011)	733.1%	(114,155)	35685.3%	(319)

Net income (loss)	$(4,187,419)	-3391.2%	$127,232	77.1%	$71,853

Net income (loss) per common share, excluding shares subject to redemption, basic and diluted	(0.17)		0.00		(0.00)

Results of Operations – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenues for the year ended December 31, 2010, were $5,575,872 as compared to $11,945,501 for the year ended December 31, 2009, which represents a decrease of $6,369,629 (53.3%). The decrease in revenue primarily resulted from the recognition of an approximate $5.9 million nonrecurring order from the U.S. Census Bureau during 2009. If this nonrecurring order is excluded from 2009 sales, the Company’s 2010 revenue decreased by approximately $470,000 compared to the previous year. One large contributing factor to this decrease is reduced activity in the Company’s surveillance vehicle division. During 2010, this division completed upgrades and retrofits totaling approximately $150,000. Conversely, in 2009, this division completed several complete vehicles along with upgrades and retrofits totaling approximately $583,000. Management believes the decrease in this division’s revenues resulted from salesperson turnover along with fewer opportunities being available due to city and county governments reducing large expenditures on items such as surveillance vehicles. In addition to the vehicle division’s decline of approximately $433,000, the Company’s core business of audio and video surveillance devices declined as well by approximately $37,000. Management believes several factors contributed to these decreases, which include the Company having a decreased sales force for most of 2010 in conjunction with salesperson turnover during the year, sales force proximity, and the Company’s historical customer base experiencing budget constraints. We have increased our sales team by hiring four sales representatives in the two month period from December 2010 to January 2011 that reside in their territories and are currently implementing new strategies that we believe will address each of the other factors discussed above.

In late 2006 and early 2007, prior management decided to stop utilizing independent sales representatives and bring all salespeople “in house”. From 2007 through 2009, the majority of sales representatives were located at the Company’s headquarters in North Carolina but attempting to cover territories across the country. During the 4th Quarter of 2009, management changed this policy and decided to hire salespeople that reside in their territories. We believe this allows better response time for customer requests such as product demos while also reducing the amount of travel related expenses. This policy was fully implemented in the 2nd Quarter of 2010, however, the Company’s sales force experience significant turnover during 2010. Management has addressed the turnover by hiring replacement personnel, most of which reside within their sales territories in line with Company strategy. Management has taken action to support the newly-hired representatives’ success within their territories.

The Company did not publish a product catalog during 2009; however, we published a completely updated 2010 catalog which was mailed late in the 1st Quarter of 2010. As part of this process, all product pricing was analyzed and updated. During 2010, LEA began distributing electronic versions of its catalog on CD as well. The Company has made various changes and updates to the catalog for 2011. We believe these changes in addition to our upgraded website will help to generate orders from both existing and new customers. The upgraded website will utilize a shopping cart function and search engine optimization and management anticipates increased customer traffic leading to an increase in internet sales.

LEA has kept up with recent technological advances within our industry by introducing the LIVE LINK, Scorpion Bluetooth, and the more affordable Birddog GPS tracking device, all of which were brought to market late in 2010. The Company has also made a significant investment in digital audio which was scheduled to be available in 2010. However, the Company has encountered delays due to the sound quality of prototypes, but intends to have these devices ready for market in 2011. We expect significant demand to come from existing customers seeking to upgrade their current surveillance tools, as well as various new customers and federal law enforcement agencies.

Costs of Goods Sold

Cost of goods sold decreased by $4,251,979 (49.7%) to $4,307,897 for 2010 as compared to $8,559,876 for 2009. As a percentage of net sales, cost of goods sold increased by 5.6% to 77.3% of net sales in 2010 compared to 71.7% of net sales in 2009. The overall decrease in cost of goods sold is due primarily to the decrease in revenues. The percentage decrease of 49.7% was lower than the corresponding revenue percentage decrease of 53.3% due to a decline in gross margin. The decline in margin in 2010 resulted primarily from lower revenue volumes and was partially offset by reductions in direct labor, freight, and overhead expenses.

Gross Margin

Gross margin decreased $2,117,650 to $1,267,975 for 2010 as compared to $3,385,625 for 2009. As a percentage of net sales, gross margin decreased to 22.7% in 2010 from 28.3% in 2009. The decrease in gross margin dollars is a direct result of the decrease in revenues which is largely attributable to the nonrecurring Census Bureau order in 2009. Gross margin percentage decreased by 5.6 percent as compared to the previous year, which is primarily due to the Company’s relatively fixed nature of its labor and overhead costs in conjunction with its reduced sales volumes in 2010. However, management has taken steps to reduce these costs by reducing personnel and other costs. Furthermore, the Company increased its reserve for raw and finished goods inventory by approximately $146,000 during the year ended December 31, 2010 while also writing off approximately $60,000 in inventory directly, net of approximately $46,000 in obsolete inventory being sold.

Operating Expenses

For the year ended December 31, 2010, operating expenses, including research and development and impairment charges were $4,486,160 as compared to $3,003,958 in 2009, an increase of $1,482,202 or 49.3%. As a percentage of net sales, operating expenses represented 80.5% of net sales in 2010 compared to 25.2% of net sales in 2009. Operating expenses were negatively impacted during the year due to non-cash impairment charges on intangible assets along with significant increases in professional fees, travel expenses, and director fees as compared to the same period last year. These increases in operating expenses were offset by reductions in consulting fees, media relations fees, office expenses, and 401k contributions.

Based upon management’s assessment, a non-cash impairment charge related to the AVS trade name, AVS marketing list, AID trade name, and EDW patents totaling $1,469,569 was recorded during the year ended December 31, 2010 and is included in operating expenses in the accompanying consolidated statement of operations. Of the total non-cash impairment charge taken in 2010, $602,497 and $867,072 was taken in the 3rd Quarter and 4th Quarter of 2010, respectively. During 2009, a non-cash impairment charge of $21,228 related to the AVS trade name was recorded based upon management’s assessment.

Management made the decision during 2009 to invest in a major research and development project related to digital audio. As a result, 2009 R&D expenses increased by approximately $215,000 as compared to 2008. During 2010, the company continued to incur R&D expenses relating to digital audio totaling approximately $43,000. Total R&D expenses declined in 2010 by approximately $42,000 as compared to 2009 because the digital audio expenses were offset by the Company reducing its personnel costs. We expect that R&D expenses will decrease during 2011 as the digital project is near completion. Professional fees increased by approximately $144,000 compared to the previous year. The increase in legal fees is mainly due to the litigation discussed in “Item 3 Legal Proceedings” of this report. However, the Company also incurred significant legal expenses related to the annual shareholder meeting and several corporate governance items. Travel expenses increased by approximately $13,000 as sales personnel have been encouraged to expand their territories and attend an increased number of tradeshows and conventions. Director fees have increased by approximately $54,000 as compared to the same period last year.

Net Other Income (Expense)

For the year ended December 31, 2010, net other expense was $18,223 as compared to net other expense of $140,280 for the year ended December 31, 2009. The Company recognized losses on the sale of assets totaling approximately $27,000 from the sale of seven vehicles during the year as compared to a loss of approximately $10,000 in 2009. Also, in 2009, the Company incurred non-cash interest expense of approximately $60,000 related to the interest accretion of the AVS put option. The Company did not recognize any non-cash interest expense related to the AVS put option in 2010. Additionally, factoring fees of approximately $86,000 were incurred during the 2009 related to financing the $5.9 million U.S. Census Bureau order. No factoring fees were incurred during 2010.

Net Income (Loss) and Earnings Per Share

Net loss for the year ended December 31, 2010 was $4,187,419 as compared to net income of $127,232 for the year ended December 31, 2009, which represented a net decrease of $4,314,651. Net income (loss) per common share, excluding shares subject to redemption, basic and diluted for the year ended December 31, 2010 was $(0.17) as compared to $0.00 for the year ended December 31, 2009.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2010, the Company incurred a net loss of ($4,187,419). The Company does not have sufficient financial resources to meet the put option that Mrs. Wortley alleges became due on August 1, 2009. For the year ended December 31, 2010, the Company had a negative cash flow from operating activities of ($396,403) compared to a positive cash flow from operating activities of $1,316,997 for the year ended December 31, 2009. This represents a decrease of $1,713,400 in cash flow from operations, of which, $4,187,419 is attributable to the net loss offset by the noncash impairment charge of $1,469,569 and deferred tax asset valuation allowance of $951,011 recorded during the year ended December 31, 2010. At December 31, 2010, the Company had negative working capital of ($664,218) as compared with positive working capital of $1,066,467 at December 31, 2009, a decrease of $1,730,685. The decrease in working capital primarily relates to the loss incurred during the year ended December 31, 2010, net of noncash impairment and income tax valuation allowance. Another negative factor impacting the change in cash flow was the decrease in accrued expenses. Positive factors impacting the change in cash flow include decreases in inventory balances, accounts receivable and refundable income taxes and increases in accounts payable and customer deposits. During the 4th Quarter of 2008, the Company entered into a factoring agreement with a bank in order to finance two significant orders with the U.S. Census Bureau. The obligation to the bank was satisfied in the 3rd Quarter of 2009. No accounts receivable were factored in 2010 and the agreement was terminated during 2010.

Our future capital requirements and the adequacy of available funds will depend on many factors and are contingent upon the resolution of the Company’s litigation matters, the put option demand, as disclosed above, and the ability of the Company to successfully carry out its business plan under its new management. In addition, the Company has limited financial resources and a working capital deficit of ($664,218). Therefore, the Company may not have sufficient resources to continue operating.

If the Company is unsuccessful in any of the matters, our working capital and other sources of funds may not be sufficient to fund our operations and we may be required to seek alternative sources of funding. In 2010, the Company’s efforts to obtain acceptable financing were unsuccessful. There is no assurance that we will be able to obtain future financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets and our operating performance. Under these conditions, our ability to continue as a going concern is uncertain.

As we generally obtain all of our funding from operations, a continued decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in government spending could result in decreased sales of some of our products.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to accomplish these business objectives.

On September 23, 2009 a complaint was filed against the Company in Wake County, North Carolina Superior Court on behalf of Barbara Wortley. The suit alleges a breach of a purported Asset Purchase document dated September 28, 2007 by and among Advanced Vehicle Systems, LLC, a Florida limited liability company, Ms. Wortley, and the Company. The suit seeks to enforce a Demand Option under the purported Asset Purchase document for the Company to repurchase from Ms. Wortley up to 1,200,000 shares of the Company’s stock at a price of $1.25 per share. In her complaint, Ms. Wortley seeks $1,500,000, interest at 8% from August 1, 2009 and attorneys’ fees of not less than $227,663.02. The Company denies the validity of Mrs. Wortley’s claim for several reasons including that the Asset Purchase document dated September 28, 2007 is unenforceable because it is missing essential terms. The Company received service of the complaint on September 24, 2009. In the lawsuit, Barbara Wortley’s motion for summary judgment against the Company was heard by the Honorable Donald W. Stephens, Senior Resident Superior Court Judge for Wake County, on February 18, 2010. Among other things, Judge Stephens denied Ms. Wortley’s motion for summary judgment, finding that there were material issues of material fact precluding summary judgment for Ms. Wortley. Ms. Wortley will bear the burden of proof on these material issues of fact in a trial currently calendared for June 6, 2011. The Company has defenses that if found valid will preclude a monetary award to Ms. Wortley. The Company intends to continue to vigorously defend the lawsuit. On August 10, 2010, the Company received notice from JAMS of the commencement of an arbitration by Barbara Wortley against the Company. Mrs. Wortley’s claim is based upon a 2004 document modified in 2006, and appears nearly identical to her $1,500,000 claim pending in Wake County Superior Court. The Company successfully obtained a court order enjoining Mrs. Wortley from pursuing this arbitration claim until after the outcome of the Wake County Superior Court action. The Company expects to vigorously defend this claim.

On December 20, 2010, a complaint was filed on behalf of Barbara Wortley against Raymond James & Associates, Inc. and against four Directors of the Company: Anthony Rand, Joseph A. Jordan, James J. Lindsay, and W. Lyndo Tippett. The suit alleges that Raymond James and the four Company Directors conspired to breach the purported 2007 Asset Purchase document among Advanced Vehicle Systems, LLC, Ms. Wortley, and the Company; and that the four Directors aided and abetted Raymond James in breaching its fiduciary duties to Ms. Wortley as her stockbroker. In the complaint, Ms. Wortley seeks damages in the amount of $1.5 million, plus pre-judgment interest, court costs, and reasonable attorney’s fees. The Company is not named in the December 20, 2010 lawsuit. The Directors deny the validity of Ms. Wortley’s claims for several reasons, including that the Florida court does not have jurisdiction over them and that they were never properly served. In addition, the Directors deny the factual allegations of the complaint. In particular, the Company has vigorously defended, and will continue to vigorously defend, against Ms. Wortley’s September 23, 2009 lawsuit on the ground that the 2007 Asset Purchase document was not a valid contract. The Company believes that these and other defenses would, if found valid, preclude a monetary award to Ms. Wortley in connection with her December 20, 2010 lawsuit.

The Company has recorded the $1,500,000 Demand Option under the purported Asset Purchase document with Ms. Wortley in its accompanying consolidated financial statements. No amounts have been recorded for the interest and attorney fees sought by Ms. Wortley and future legal expense the Company may incur in defending this matter. The Company and its legal counsel believe there are valid defenses against this claim and intend to vigorously defend this lawsuit and its other litigation matters. The ultimate outcome of these claims cannot presently be determined. Accordingly, additional adjustments, if any, that might result from the resolution of these matters have not been reflected in the financial statements.

Research and Development

During 2010, we incurred expenses of $254,858 on research and development. In 2009, we incurred expenses of $296,667 on research and development. In both 2010 and 2009, the majority of these expenses were related to the Company’s new PDT Digital Audio line of products. We do not currently have any other plans to make material expenditures for research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis and in accordance with our liquidity position. The Company has continued to incur research and development expenses in order to expand its offerings and implement new technology into some of its other products. We expect that R&D expenses will decrease during 2011 as the digital project is near completion.

Inflation

Management believes that the impact of inflation on our operations since our inception has not been material. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplemental Data

Incorporated by reference to Exhibit 13 filed herewith.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management conducted a preliminary evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010. Management determined, based on the preliminary evaluation, that the Company’s internal control over financial reporting did not satisfy the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Factors such as those described in the preceding paragraphs led to management’s conclusion that the Company’s internal control over financial reporting did not meet the criteria established by COSO.

Management has concluded that, due to the deficiencies identified above under “Evaluation of disclosure controls and procedures” and due to the failure to meet the COSO criteria, as of December 31, 2010 our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the 4th Quarter of fiscal 2010. Based on that evaluation, management concluded that there has not been any change in our internal control over financial reporting and our internal control over financial reporting was subject to the events and influences described above in this Item 9A under the heading “Evaluation of disclosure controls and procedures”.

Integrated Audit of Financial Statements

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to an exemption for smaller reporting companies from such attestation requirement.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s executive officers, directors and key employees and their ages and positions as of December 31, 2010, are as follows:

Name	Age	Position
Paul Briggs	40	Director, President, Chief Executive Officer, Chief Financial Officer
Anthony Rand	71	Director, Chairman of the Board
W. Lyndo Tippett	71	Director
General James J. Lindsay	78	Director
Joseph A. Jordan	63	Director
Mark White	52	Senior VP of Technical Operations

Qualifications of Directors and Officers

The following is a brief description of each officer, director and control person and provides information regarding the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the nominees for director and incumbent directors should serve as a director of the Company.

Paul Briggs was elected as a director in December 2009. He also was named LEA’s President and CEO in December 2009. He joined the Company as a controller in January 2008 and was appointed Chief Financial Officer and Principal Accounting Officer effective May 5, 2008. Mr. Briggs received a Master of Science degree in Accounting from East Carolina University in May 1999. From September 1999 to April 2002, he was employed by Arthur Andersen LLP as a senior auditor in their Greensboro, North Carolina office. From May 2002 to June 2003, Mr. Briggs was a senior internal auditor for VF Corporation in Greensboro, North Carolina and from June 2003 through April 2007, he was the controller of Ikex, Inc., and Ikex LLC/Hanes Companies located in Middlesex, North Carolina. From November 2007 through January 2008, Mr. Briggs was employed as the operations manager of Jarco Supply in Youngsville, North Carolina. Mr. Briggs served in the U.S. Navy from April 1990 to March 1994. Mr. Briggs is a member of ASIS, NDIA, AICPA and the NCACPA.

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

W. Lyndo Tippett has been a partner in the accounting firm of Tippett Padrick Bryan and Merritt, CPAs, from 1976 to the present. He is a member of the AICPA and the NCACPA. He served as Secretary of Transportation for the State of North Carolina from 2001 through 2009, and served as a member of the North Carolina Board of Transportation for eight years prior to becoming Secretary. He currently serves as a Director of the North Carolina State Health Plan of Teachers and State Employees, and has served as a Director of New Century Bank and its holding company New Century Bancorp, Inc. since 2003. He was Chief Executive Officer of Bybon, Inc., a manufacturing, retail and real estate concern, from 1970 through 1976. He previously served as a staff accountant with Ernst & Young. He received his B.S. in Accounting from Barton College in 1963.

General James J. Lindsay has served as a director of the Company since August 2004. General Lindsay retired from the Armed Services on July 1, 1990. He served as a senior mentor in the Army’s Battle Command Training Program from 1990 to 2009; coaching senior commanders and their staffs as they prepared to deploy to Bosnia, Kosovo, Iraq and Afghanistan. Currently, General Lindsay is Chairman of the Board of the Airborne and Special Operations Museum Foundation. Additionally, General Lindsay is a member of the United States Army Ranger Hall of Fame and Officer Candidate School Hall of Fame. He was also the 1996 recipient of the Infantry’s Doughboy Award, and the 1998 recipient of the United States Special Operations Command Bull Simon Award.

Joseph A. Jordan has served as director of the Company since December 2004. Mr. Jordan received a B.S. in Accounting from Villanova University in 1969 and was the former managing partner of Kopensky & Company, CPAs. He is currently a partner in the accounting firm of Jordan & Delaney LLP and is currently a member of the AICPA.

Mark White joined the Company in June, 2004, with the acquisition of assets related to the Audio Intelligence Devices (“AID”) surveillance business. Mr. White has served as our Sr. VP of Technical Operations since January, 2006. Prior to joining the Company, Mr. White served as Sr. VP of Technical Operations for AID. Mr. White joined AID in May, 1995 as Operations Manager. From 1997 to 2000, Mr. White served as Vice President of Manufacturing for AID. From 2000 until joining the Company, Mr. White served as Sr. VP of Technical Operations for AID. Prior to joining AID, Mr. White served in a variety of management and engineering positions with Westinghouse Electric Corporation and Dahlstrom Manufacturing Company. Mr. White received a B.S. in Electrical Engineering from the University of Pittsburgh in 1984. Mr. White is a member of ASIS and APICS, and is certified in production and inventory management. Mr. White is also a holder of three U.S. patents which were developed during his tenure at Westinghouse.

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

Meetings and Committees of the Board of Directors

The Board of Directors held nine meetings in 2010. Each current director attended 75% or more of the aggregate number of meetings of the Board of Directors and committees on which he or she served. It is the policy of the Company that directors attend each annual and special meeting of shareholders. All of the Company’s directors attended the 2010 Annual Meeting of Shareholders with the exception of Joseph A. Jordan, whose absence was excused by the Board.

The Board of Directors has an Audit Committee, which is comprised of Anthony Rand, Joseph A. Jordan, and W. Lyndo Tippett. The Board of Directors previously had examined the composition of the Audit Committee in light of the listing standards of the Nasdaq and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the Board of Directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards in the Exchange Act and the rules and regulations thereunder. Both Messrs. Tippett and Jordan qualify as an “audit committee financial expert” as that term is defined in applicable regulations set forth by the Securities and Exchange Commission. The Audit Committee met on four occasions during 2010 in order to review and discuss the Company’s financial statements with the Company’s auditors and management.

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

Compensation Committee

On January 24, 2006, the Company established a Compensation Committee. Currently, Mr. Tippett and General Lindsay are members of that committee. The Compensation committee met one time during 2010.

Nominating Committee

On September 24, 2009, the Company established a Nominating Committee. Currently, Anthony Rand, James J. Lindsay, and Joseph A. Jordan are members of that committee. The Nominating Committee did not meet in 2010. Although there is not currently a formal policy requiring that the Nominating Committee consider diversity in its identification of nominees to the Board of Directors, the committee values diversity, including diversity of background, experience and expertise.

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

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2010, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that, during fiscal year 2010, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

The following table summarizes all compensation paid by the Company with respect to the year ended December 31, 2010, to the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Paul Briggs(1),	2010	$135,000	0	0	0	0	$11,137	$146,137
President, CEO/CFO	2009	125,000	$3,000	0	0	0	6,400	134,400

Mark White(2), Sr.	2010	110,000	0	0	0	0	237	110,237
VP Tech. Operations	2009	102,922	3,000	0	0	0	0	105,922

(1)	All Other Compensation paid to Mr. Briggs includes director fees of $8,500, vehicle allowance of $2,400, and $237 for group life and long-term disability insurance totaling $11,137 and director fees of $4,000 and vehicle allowance of $2,400 totaling $6,400, in 2010 and 2009, respectively.

(2)	All Other Compensation paid to Mr. White includes $237 for group life and long-term disability insurance.

Stock Option Plan

On June 16, 2010, at the Annual Meeting of Shareholders, the shareholders of the Company approved the adoption and implementation of a stock option plan. On November 10, 2010 the Board of Directors approved the 2010 Stock Option Plan. The 2010 Plan authorizes the Board of Directors or the Compensation Committee of the Board of Directors to grant stock options to selected eligible directors, officers and other full-time employees of the Company and its subsidiaries. The maximum number of shares of common stock reserved and made available for sale under the Plan is 500,000. The plan will remain in effect until all shares reserved have been purchased pursuant to options granted under the plan or have otherwise expired or been forfeited; provided that options must be granted within ten years from the date adopted by the Board of Directors. The aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. There have been no grants or awards made under the plan as of December 31, 2010.

Director Compensation

Directors are paid an annual director’s fee of $7,500 and non-employee directors are paid $750 per meeting. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings. The following table presents a summary of all compensation paid by the Company to its directors for their service as members of the Board of Directors during the year ended December 31, 2010.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Paul Briggs(1)	$8,500	—	—	—	$8,500
James J. Lindsay	20,500	—	—	—	20,500
Joseph A. Jordan	20,500	—	—	—	20,500
Anthony Rand	20,500	—	—	—	20,500
W. Lyndo Tippett	20,500	—	—	—	20,500

(1)	Compensation paid to Mr. Briggs in consideration of his service as President and Chief Executive Officer of the Company is disclosed in the Summary Compensation Table included in Item 11 of this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 30, 2011, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Owners of More Than Five Percent:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Raymond James Financial, Inc.(1)	13,149,334	51.00%

(1)	The shares are directly owned by Sirchie Acquisition Company, LLC, of which Raymond James Financial, Inc. owns substantially all outstanding shares.

Directors and Named Executive Officers:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Anthony Rand(1)*	140,334	0.54%
W. Lyndo Tippett(1)*	51,000	0.20%
James J. Lindsay(1)*	80,375	0.31%
Joseph A. Jordan(1)*	1,000	0.00%
Paul Briggs(1)(2)*	24,500	0.10%
Mark White(2)*	6,300	0.02%
All Directors & Executive Officers as a Group (6 persons)	303,509	1.18%

*	c/o Law Enforcement Associates Corporation, 2609 Discovery Dr, Suite 125, Raleigh, North Carolina 27616

(1)	Director of our company.

(2)	Officer of our company.

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

The foregoing table is based upon 25,782,436 shares of common stock outstanding as of March 31, 2011, assuming no other changes in the beneficial ownership of our securities.

Stock Option Plans

Set forth below is certain information regarding the Company’s stock option plans as of December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	500,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	0	N/A	500,000

See additional information in Note 9 of the Notes to Consolidated Financial Statements contained in Exhibit 13.1 of this annual report.

Item 13.	Certain Relationships and Related Transactions

See Note 11 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS contained in Exhibit 13.1 to this report.

Item 14.	Principal Accountant Fees and Services

The following table sets forth professional fees billed for professional services rendered by Frost, PLLC and Frazer Frost, LLP for fiscal 2010 and 2009. As more fully described in a Form 8-K that we filed with the SEC on January 5, 2011, we were notified that Frazer Frost, LLP (“Frazer Frost”), our independent accountant, and the principal accountant engaged to audit our financial statements, was winding down operations as Frazer Frost and that the firms that had combined to form Frazer Frost, namely, Frost, PLLC (“Frost”) and Moore Stephens Wurth Frazer and Torbert, LLP (“MSWFT”), would resume their separate operations. Accordingly, Frazer Frost resigned as our certifying accountant on January 3, 2011 with immediate effect. We engaged Frost effective January 5, 2011 as our independent registered accounting firm to perform the audit of our financial statements for the fiscal year ended December 31, 2010. Frost was registered with the Public Company Accounting Oversight Board effective December 21, 2010. The Audit Committee approved the appointment of Frost as our independent registered public accountants for the fiscal year ended December 31, 2010.

“Audit fees” consisted primarily of fees for the audit of the Company’s annual consolidated financial statements and for reviews of the condensed financial statements included in the Company’s quarterly reports on Form 10-Q. The Company incurred no other fees (“All Other Fees”) or “Audit related fees during fiscal 2010 and 2009. “Tax fees” include fees for services for assistance with preparation of federal and state income tax returns.

Description	2010	2009
Audit fees	$92,312	$83,244
Audit related fees	0	0
Tax fees	9,345	22,401
All other fees	0	0

TOTAL FEES	$101,657	$105,645

All services rendered by Frost, PLLC and Frazer Frost, LLP during 2009 and 2010 were subject to prior approval by the Audit Committee. The Audit Committee has in place pre-approval policies and procedures that involve an assessment of the performance and independence of the Company’s independent auditors, an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form: None

3.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant(1)

3.2	Certificate of Amendment to the Certificate of Incorporation(1)

3.3	Bylaws of Registrant, as amended(2)

10.1	Registrant’s 2010 Stock Option Plan(3)

13.1	Annual Report (Filed herewith)

21.1	Subsidiaries (Filed herewith)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on July 11, 2002.

(2)	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2010.

(3)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAW ENFORCEMENT ASSOCIATES CORPORATION

By:	/s/ Paul Briggs
Paul Briggs, President, Chief Executive Officer, and Chief Financial Officer

Dated: March 30, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Briggs Paul Briggs	President, Director, Chief Executive Officer, and Chief Financial Officer	March 30, 2011

/s/ W. Lyndo Tippett W. Lyndo Tippett	Director	March 30, 2011

/s/ James J. Lindsey James J. Lindsey	Director	March 30, 2011

/s/ Anthony Rand Anthony Rand	Director	March 30, 2011

/s/ Joseph A. Jordan Joseph A. Jordan	Director	March 30, 2011

EXHIBIT INDEX

3.1	Certificate of Incorporation of Registrant(1)

3.2	Certificate of Amendment to the Certificate of Incorporation(1)

3.3	Bylaws of Registrant, as amended(2)

10.1	Registrant’s 2010 Stock Option Plan(3)

13.1	Annual Report (Filed herewith)

21.1	Subsidiaries (Filed herewith)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on July 11, 2002.

(2)	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2010.

(3)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2010.