Form 10-Q
period 2011-03-31
LAW ENFORCEMENT ASSOCIATES CORP
filed 2011-05-13
CIK 1165921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, $0.001 par value per share	25,782,436 shares

LAW ENFORCEMENT ASSOCIATES CORPORATION

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current Assets
Cash	$43,757	$79,128
Trade accounts receivable (net of allowance for doubtful accounts of $55,000 at March 31, 2011 and $57,113 at December 31, 2010)	400,781	423,336
Inventories	1,168,661	1,267,512
Prepaid expenses and other current assets	39,786	52,309

Total current assets	1,652,985	1,822,285
Property and Equipment - net	72,771	80,183
Intangibles - net	622,419	643,506

Total assets	$2,348,175	$2,545,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$952,736	$772,610
Accrued expenses:
Accrued salaries, wages and benefits	57,936	57,699
Contract settlement	10,000	20,000
Warranty provision	45,802	48,719
Other accrued expenses	13,464	14,116
Customer deposits	38,530	73,359

Total current liabilities, before shares subject to redemption	1,118,468	986,503
Common stock, subject to redemption, 1,200,000 shares, at redemption value	1,500,000	1,500,000

Total current liabilities	2,618,468	2,486,503

Total liabilities	2,618,468	2,486,503

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 50,000,000 authorized, 25,782,436 (including 1,200,000 shares subject to redemption) issued and outstanding at March 31, 2011 and December 31, 2010	25,782	25,782
Treasury stock at cost, 595 shares of common stock	(625)	(625)
Paid in capital in excess of par	4,995,595	4,995,595
Retained earnings/(accumulated deficit)	(5,291,045)	(4,961,281)

Total stockholders’ equity (deficit)	(270,293)	59,471

Total liabilities and stockholders’ equity (deficit)	$2,348,175	$2,545,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

	March 31 2011 (Unaudited)	March 31, 2010 (Unaudited)
Net sales	$1,143,331	$1,237,705
Cost of sales	795,701	919,675

Gross profit	347,630	318,030

Research and development	16,760	75,654
Operating expenses	661,841	659,657

Total operating expenses	678,601	735,311

Operating loss	(330,971)	(417,281)

Other income (expense)
Loss on sale of assets	—	(14,242)
Other income	1,207	2,857
Interest income	—	255

Total other income (expense)	1,207	(11,130)

Net loss before income taxes	(329,764)	(428,411)
Income tax benefit	—	161,016

Net loss	$(329,764)	$(267,395)

Weighted average number of common shares subject to redemption	1,200,000	1,200,000
Net income (loss) per share common shares subject to redemption, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, excluding shares subject to redemption	24,582,436	24,582,436
Net income (loss) per common share, excluding shares subject to redemption, basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAW ENFORCEMENT ASSOCIATES CORPORATION

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2011 and 2010

	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Cash flows from operating activities
Net loss	$(329,764)	$(267,395)
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	36,524	54,319
Deferred taxes	—	(161,016)
Loss on sale of assets	—	14,242
Change in allowance for doubtful accounts	2,113	—
Change in inventory reserves	(37,419)	(28,762)
(Increase) decrease in assets
Trade accounts receivable	20,442	319,116
Inventories	136,270	39,376
Prepaid expenses and other current assets	12,523	(19,692)
Increase (decrease) in liabilities
Trade accounts payable	180,126	(63,238)
Accrued expenses	(13,332)	19,064
Customer deposits	(34,829)	20,746

Net cash used by operating activities	(27,346)	(73,240)

Cash flows from investing activities
Proceeds from sale of assets	—	9,000
Capital expenditures	(8,025)	—

Net cash provided (used) by investing activities	(8,025)	9,000

Net decrease in cash	(35,371)	(64,240)
Cash at beginning of the period	79,128	480,148

Cash at the end of the period	$43,757	$415,908

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

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

The Company’s operations consist of the manufacturing and providing of surveillance and intelligence gathering products and vehicle inspection equipment. Products are used by law enforcement agencies, the military, security, and correctional organizations.

Basis of Presentation

The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

The condensed consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2010 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011 (the “2010 Annual Report”).

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

Product liability and warranty claims

The Company’s condensed consolidated financial statements include accruals for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued at the time revenue is recognized. At March 31, 2011 and December 31, 2010, accrued product warranties totaled $45,802 and $48,719, respectively and are reported as warranty provision in the accompanying condensed consolidated balance sheets.

Changes in the warranty obligation during the three months ended March 31, 2011 are as follows:

Warranty liability, December 31, 2010	$48,719
Warranty provision related to products shipped during the quarter	778
Deductions for warrants claims processed	(3,695)

Warranty liability, March 31, 2011	$45,802

Advertising

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits within the calendar year. During the three months ended March 31, 2011 and 2010, advertising costs were $454 and $10,488, respectively. All advertising costs are included in operating expenses in the accompanying condensed consolidated statements of operations.

Research and Development

The Company expenses research and development costs as incurred. The Company incurred product development expense of $16,760 and $75,654 for the three months ended March 31, 2011 and 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contingencies

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

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In October 2009, the FASB issued ASU No. 2009-14 Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

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

2.	INVENTORIES

Inventories consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Raw Materials	$400,805	$452,799
Work-in-process	94,183	101,691
Finished goods	673,673	713,022

	$1,168,661	$1,267,512

All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventories are reviewed regularly for slow moving and potentially obsolete items using actual inventory turnover and are written down to estimated net realizable value. Reserves for slow moving and obsolete inventory on a FIFO basis totaled $217,080 and $254,499 as of March 31, 2011 and December 31, 2010, respectively.

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at March 31, 2011 and December 31, 2010:

	Useful Life	March 31, 2011	December 31, 2010
Office furniture & equipment	5 to 7 years	$109,874	$101,850
Leasehold improvements	3 to 5 years	21,386	21,386
Vehicles	5 years	36,531	36,531
Machinery & equipment	5 to 7 years	291,420	291,420

		459,211	451,187
Less accumulated depreciation		386,440	371,004

		$72,771	$80,183

Depreciation expense for the three months ended March 31, 2011 and 2010 was $15,437 and $13,252, respectively.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2011 and December 31, 2010:

	Estimated Life	March 31, 2011	December 31, 2010
AID trade name	25 years	$322,275	$322,275
AID drawings/designs	10 years	140,425	140,425
AVS engineered drawings	15 years	180,806	180,806

		643,506	643,506
Less accumulated amortization		21,087	—

	Total intangibles, net	$622,419	$643,506

Amortization expense for the three months ended March 31, 2011 and 2010 was $21,087 and $41,067, respectively.

4.	INTANGIBLE ASSETS (Continued)

Estimated future amortization expense is as follows at March 31, 2011:

Year	Amount
Remainder of 2011	$63,263
2012	84,350
2013	84,350
2014	60,375
2015	43,250
Future Years	286,831

$622,419

5.	INCOME TAXES

During the three months ended March 31, 2011, the Company did not recognize an income tax benefit for operating losses to offset future taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax assets is dependent on the Company generating sufficient taxable income in future years. During the three months ended March 31, 2011 the Company has incurred substantial net operating losses and has net operating loss carryforwards from 2005, 2006, 2007, and 2010 of approximately $3,130,000. Due to the uncertainty of their ultimate realization, the Company has recorded a 100% valuation allowance against its net deferred tax assets.

6.	REDEEMABLE COMMON STOCK

On or after October 31, 2007, the Company acquired certain assets of Advanced Vehicle Systems, LLC, a Florida limited liability company (“AVS”). The Company believes it purchased all of AVS’ designs, drawings, customer lists and name rights. Barbara Wortley believes that as part of the purchase price, the Company provided her with a put option on 1,200,000 shares which would give Mrs. Wortley the right to sell up to 1,200,000 shares back to the Company for $1.25 per share on August 1, 2009. This obligation is recorded as common stock, subject to redemption of 1,200,000 shares, at redemption value in the Company’s condensed consolidated balance sheets. Please see Note 9 to these Notes to Condensed Consolidated Financial Statements for discussion of the ongoing litigation surrounding Mrs. Wortley’s purported put option.

7.	PROFIT SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”) to provide retirement benefits for its eligible employees. Eligible employees may contribute up to the maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides for a discretionary employer match of up to 6% of the employees’ compensation. The Company did not elect to make a discretionary employer match for the three months ended March 31, 2011 and 2010, respectively. Additionally, the Plan provides for a discretionary profit sharing contribution. Such contributions to the Plan are allocated among eligible participants in direct proportion of their salaries to the combined salaries of all participants. The Company did not accrue a discretionary profit sharing contribution for the three months ended March 31, 2011 and 2010, respectively.

8.	RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2011, the Company incurred expenses of $38,368 in connection with purchases from Sirchie Acquisition Company, LLC (“Sirchie”). At March 31, 2011 and December 31, 2010, the Company had $76,543 and $68,406, respectively, in accounts payable due to Sirchie.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

On February 13, 2008, the Company entered into a lease with Zabarsky Investments Ltd. L.P for its headquarters. The Company currently leases approximately 10,000 square feet of space at approximately $8,698 per month. The lease term is 60 months. Rent expense incurred under this lease for the three months ended March 31, 2011 and 2010 was $26,787 and $23,750, respectively. On December 15, 2007, the Company entered into a lease with Zabarsky Investments Ltd. L.P for its surveillance vehicle division. The Company currently leases approximately 6,000 square feet of space for this division at approximately $4,956 per month. The lease term is 60 months. Rent expense incurred under this lease for the three months ended March 31, 2011 and 2010 was $11,872 and $14,250, respectively. In early 2011, Zabarsky Investments Ltd. L.P. agreed to reduce the monthly rent for this space to $1,542 beginning in March 2011. In consideration for this rent reduction, both parties agreed that the lease will be terminated and the Company will vacate this space within 30 days of notice should Zabarsky Investments Ltd. L.P. find a replacement tenant. To date, the Company has not received any such notice.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2011:

Remainder of 2011	$100,552
2012	130,644
2013	9,644

Total minimum payments required	$240,840

Royalty Commitments

In August 2006, the Company obtained a license to use certain marks of a licensor in connection with products that the Company sells. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expired on April 30, 2010, and as such, that they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 in the 1st Quarter of 2010 before the 2009 Form 10-K was filed; therefore, the Company accrued the entire settlement amount at December 31, 2009. The initial payment was $20,000 and the balance of $80,000 was to be paid in equal monthly installments over the next 8 months. The Company’s remaining liability under this agreement was $10,000 and $20,000 at March 31, 2011 and December 31, 2010, respectively.

Litigation

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

9.	COMMITMENTS AND CONTINGENCIES (Continued)

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

9.	COMMITMENTS AND CONTINGENCIES (Continued)

The Company intends to vigorously defend against the Lawsuit. After engaging in discovery in coming months, the Company anticipates filing a motion for summary judgment, seeking dismissal of the remaining claims. Due to the circumstances surrounding the lawsuit, management is unable to assess the Company’s exposure to future legal expenses.

The Company has recorded the $1,500,000 Demand Option under the purported Asset Purchase document with Ms. Wortley in its accompanying condensed consolidated financial statements. No amounts have been recorded for the interest and attorney fees sought by Ms. Wortley and future legal expense the Company may incur in defending this matter. The Company and its legal counsel believe there are valid defenses against this claim and intend to vigorously defend this lawsuit and its other litigation matters. The ultimate outcome of these claims cannot presently be determined. Accordingly, additional adjustments, if any, which might result from the resolution of these matters, have not been reflected in the condensed consolidated financial statements.

10.	CONCENTRATION OF RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables with a variety of customers. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company’s customer base and its customers’ financial resources.

For the three months ended March 31, 2011, sales to one customer accounted for 11% of total sales. At March 31, 2011, accounts receivable related to four customers accounted for 16%, 15%, 12%, and 10% of total accounts receivable. At December 31, 2010, accounts receivable related to one customer accounted for 14% of total accounts receivable.

11.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company incurred a net loss of $329,764 and $4,187,419, respectively and had used $27,346 and $396,403 of cash flow for operations, respectively. The Company does not have sufficient financial resources to meet the put option that Mrs. Wortley alleges became due on August 1, 2009. A discussion of the Wortley litigation, and the put option demand that it involves, is contained in Note 9 to these Notes to Condensed Consolidated Financial Statements. In addition, the Company has limited financial resources and a working capital deficit of ($965,483) at March 31, 2011. Therefore, the Company may not have sufficient resources to continue operating.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors, including, but not limited to the Company’s limited financial resources and our ability to fund or renegotiate the put option that became due on August 1, 2009, the ultimate resolution of the recent downturn in the worldwide economy, the economic stimulus package and its ongoing impact on our business and the business of our customers and suppliers. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or the SEC, that discuss other factors relevant to our business.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Revenues

Revenues for the three months ended March 31, 2011, were $1,143,331 as compared to $1,237,705 for the three months ended March 31, 2010, which represents a decrease of $94,374. The decrease in revenue as compared to the same period last year resulted from the Company being unable to ship certain orders due to delays from several of its vendors.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $347,630 as compared to $318,030 for the three months ended March 31, 2010, an increase of $29,600. As a percentage of net sales, our gross margin was 30.4% for the quarter as compared to 25.7% in the same period last year. Gross margin percentage increased as compared to the same period last year mainly due to the Company’s shift in product mix to higher dollar margin items in conjunction with cost reducing measures that included laying off certain personnel and decreasing expenditures due to the level of operations over the past year.

Operating Expenses

Operating Expenses incurred for the three months ended March 31, 2011 were $678,601 as compared to $735,311 for the three months ended March 31, 2010, a decrease of $56,710. As a percentage of net sales, operating expenses were 59.4% for the quarter as compared to 59.4% in the same period last year. Operating expenses were negatively impacted during the 1st quarter of 2011 similarly to 2010 by significant professional fees being incurred along with an increase in administrative and sales salaries over the same period last year. However, due to cost reducing efforts, the Company’s expenses for investor relations decreased by approximately $15,000, director fees decreased by approximately $29,000, advertising expenses decreased by approximately $10,000, and various office and other administrative expenses decreased by approximately $20,000.

Professional fees decreased by approximately $9,000 as compared to the same period last year. However, the average of these fees in the first quarter of 2011 and 2010 was approximately $112,000 more than in 2009. The majority of the increase related to legal fees associated with the Wortley and Feldman & Perry lawsuits (discussed below and in Note 9 to the Notes to Condensed Consolidated Financial Statements). Management expects that most of these legal fees are nonrecurring. As expected research and development expenses decreased approximately $59,000 during the quarter as the Company completed its digital project. Travel and tradeshow related expenses increased by approximately $5,000 during the quarter. These expenses have increased as sales personnel have been encouraged to expand their territories and attend an increased number of tradeshows and conventions in an effort to increase market penetration of the Company’s products.

Income and Earnings (loss) Per Share

The Company’s net loss for the three months ended March 31, 2011 was ($329,764) compared to a net loss of ($267,395) for the three months ended March 31, 2010, for a change of ($62,369). Net income (loss) per weighted average share was ($0.01) for the three months ended March 31, 2011, as compared to ($0.01) for the three months ended March 31, 2010.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended ended March 31, 2011, the Company incurred a net loss of ($329,764). The Company does not have sufficient financial resources to meet the put option that Mrs. Wortley alleges became due on August 1, 2009. For the three months ended March 31, 2011, the Company had a negative cash flow from operating activities of ($27,346) compared to a negative cash flow from operating activities of ($73,240) for the three months ended March 31, 2010. This represents a change of $45,894 in less cash used by operations, of which, ($329,764) is attributable to the net loss offset by a decrease in accounts receivable of $20,442, a decrease in inventories of $136,270 and an increase in accounts payable of $180,126. At March 31, 2011, the Company had negative working capital of ($965,483) as compared with negative working capital of ($664,218) at December 31, 2010, a decrease of $301,265. The decrease in working capital primarily relates to the loss incurred during the three months ended March 31, 2011. Other negative factors impacting the change in cash flow was a decrease in accrued expenses and a decrease in customer deposits.

Our future capital requirements and the adequacy of available funds will depend on many factors and are contingent upon the resolution of the Company’s litigation matters, the put option demand, as disclosed above, and the ability of the Company to successfully carry out its business plan under its new management. In addition, the Company has limited financial resources and a working capital deficit of ($965,483). Therefore, the Company may not have sufficient resources to continue operating. If the Company is unsuccessful in any of these matters, our working capital and other sources of funds will not be sufficient to fund our operations and we will be required to seek alternative sources of funding. In 2010, the Company’s efforts to obtain acceptable financing were unsuccessful. There is no assurance that we will be able to obtain future financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets and our operating performance. Under these conditions, our ability to continue as a going concern is uncertain.

As we generally obtain all of our funding from operations, a continued decrease in revenue will further negatively impact our short and long term liquidity. A change in the current political situation or a decrease in government spending could result in decreased sales of some of our products.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to accomplish these business objectives.

Discussion of Wortley Litigation

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

The Company has recorded the $1,500,000 Demand Option under the purported Asset Purchase document with Ms. Wortley in its accompanying condensed consolidated financial statements. No amounts have been recorded for the interest and attorney fees sought by Ms. Wortley and future legal expense the Company may incur in defending this matter. The Company and its legal counsel believe there are valid defenses against this claim and intend to vigorously defend this lawsuit and its other litigation matters. The ultimate outcome of these claims cannot presently be determined. Accordingly, additional adjustments, if any, which might result from the resolution of these matters, have not been reflected in the condensed consolidated financial statements.

Research and Development

In the three months ended March 31, 2011, the Company incurred expenses of $16,760 on research and development as compared to $75,654 in the three months ended March 31, 2010. In an effort to continue bringing innovative products to the market and expand its offerings the Company has developed digital audio technology and began implementing it into some of its products. We do not currently have any other plans to make material expenditures for research and development activities. However, we will engage in any research and development project that is feasible and can be accomplished on an economical basis and in accordance with our liquidity position. The decrease in research and development expenses in 2011 directly relates to the completion of the Company’s digital project in early 2011.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its Note 1 to the condensed consolidated financial statements included in this Form 10-Q. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011 (the “2010 Annual Report”) for additional significant accounting policies.

Impact of Recently Issued Accounting Pronouncements

For information regarding the impact of recent accounting pronouncements, refer to Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, is not required to provide the information required by this Item.

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

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded the Company’s disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as more fully detailed in Item 9A of the Company’s December 31, 2010 Form 10-K. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a lawsuit, filed by the licensor of a certain agreement for products that the Company sells. The licensor filed an action in Massachusetts Superior Court on October 13, 2009, seeking $150,000 for breach of the trademark licensing agreement. Management interpreted the agreement’s expiration date as of April 30, 2009; however, the licensor has disputed the date and believes the agreement expires on April 30, 2010, and as such, they would be entitled to additional minimum guaranteed royalties of $150,000. The two parties agreed to a settlement of $100,000 during the first quarter of 2010. The initial payment was $20,000 and the balance of $80,000 to be paid in equal monthly installments over the next 8 months during 2010. At March 31, 2011, the Company’s remaining liability under this agreement was $10,000.

There have been no material developments in the Company’s other ongoing litigation matters previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 and discussed above at Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

LAW ENFORCEMENT ASSOCIATES CORPORATION

Dated: May 13, 2011	By:	/s/ Paul Briggs
Paul Briggs President and Chief Executive Officer

Dated: May 13, 2011	By:	/s/ Paul Briggs
Paul Briggs Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.